Form 10-Q
period 1996-03-31
LANESBOROUGH CORP /DE/
filed 1996-05-10
CIK 810019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For the quarterly period ended March 31, 1996



                        Commission File Number: 33-95452

                            LANESBOROUGH CORPORATION
             (Exact name of Registrant as specified in its charter)



        Delaware                                     13-3389799
(State of Incorporation)               (I.R.S. employer identification number)


                              65 East 55th Street
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 759-6301
                    (Telephone number, including area code)





        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X      No _____


        As of April 30, 1996, the aggregate number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 99,911.

                            LANESBOROUGH CORPORATION
                                   FORM 10-Q

                          Quarter Ended March 31, 1996

                                     INDEX

                                                                                     Page
                                                                                     No.

PART  I.   FINANCIAL INFORMATION

                 Item 1 - Financial Statements:

                        Consolidated Balance Sheets (unaudited) as of
                          December 31, 1995 and March 31, 1996                            3

                        Consolidated Statements of Operations (unaudited)
                          for the three months ended March 31, 1995 and
                          March 31, 1996                                                  4

                        Consolidated Statements of Cash Flows (unaudited)
                          for the three months ended March 31, 1995 and
                          March 31, 1996                                                  5

                        Notes to Unaudited Consolidated Financial Statements              6


                 Item 2 - Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                9


PART II.         OTHER INFORMATION

                 Item 1 -      Legal Proceedings                                         13

                 Item 2 -      Change in Securities                                      13

                 Item 3 -      Defaults Upon Senior Securities                           13

                 Item 4 -      Submission of Matters to a Vote of Security Holders       14

                 Item 5 -      Other Information                                         14

                 Item 6 -      Exhibits and Reports on Form 8-K                          14

                 Signatures                                                              15


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 See pages 3-8

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                               December 31,        March 31,
                                                                   1995              1996
                                                               ------------        --------
ASSETS

Current assets:
   Cash and cash equivalents                                    $    1,576        $   2,496
   Accounts receivable (net of allowances
      of $142)                                                       9,480           10,848
   Inventories                                                       5,382            6,033
   Deferred income taxes                                             1,045            1,057
   Other current assets                                                573              663
                                                                -----------        --------
        Total current assets                                        18,056           21,097
Property, plant and equipment                                       16,846           16,520
Goodwill                                                             1,957            1,934
Debt financing costs                                                   374              354
Deferred income taxes                                                4,420            3,979
Other assets                                                         3,435            3,438
                                                                ----------        ---------
        Total assets                                            $   45,088        $  47,322
                                                                ==========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                            $    5,182        $   5,321
   Accounts payable                                                  2,622            4,315
   Accrued interest payable                                             34               28
   Accrued liabilities                                               4,969            4,813
   Income taxes payable                                                482              571
                                                                ----------        ---------
         Total current liabilities                                  13,289           15,048
Long-term debt                                                      54,096           53,721
Other non-current liabilities                                        8,040            7,943
                                                                ----------       ----------
         Total liabilities                                          75,425           76,712
                                                                ----------       ----------

Commitments and Contingencies (Note 7)

Stockholders' deficit:
   Common stock of par value $0.01; 1,000,000 shares
     authorized, 99,911 issued and outstanding                           1                1
   Additional paid-in capital                                        7,138            7,138
   Accumulated deficit                                           (  35,169)        ( 34,222)
   Deferred pension cost                                         (   2,307)        (  2,307)
                                                                ----------        ---------
        Total stockholders' deficit                              (  30,337)        ( 29,390)
                                                                ----------        ---------

        Total liabilities and stockholders' deficit              $   45,088       $  47,322
                                                                 ==========       =========

    The accompanying notes are an integral part of the financial statements.

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                 For the three months ended
                                                                 March 31,        March 31,
                                                                   1995             1996
                                                                 ----------       ------


Net sales                                                         $ 12,273         $ 13,794

Cost of sales                                                        8,498            9,608
                                                                 ---------         --------

       Gross profit                                                  3,775            4,186

Selling and administrative                                           2,296            2,184

Research, development and engineering                                  224              218

Amortization of intangible assets                                       23               23
                                                                 ---------        ---------

       Operating profit                                              1,232            1,761

Interest expense                                                     1,857              224

Amortization of debt financing costs                                    78               21

Other (income) expense, net                                             67         (     36)
                                                                 ---------        ---------

       Income (loss) from continuing operations
         before income taxes                                     (    770)            1,552

Provision for income taxes                                              98              605
                                                                 ---------        ---------

        Net income (loss)                                        $(    868)       $     947
                                                                 =========        =========



        Net income (loss) per share                              $(  17.71)       $    9.48
                                                                 =========        =========


        Weighted average number of
          common shares outstanding                                 49,000           99,911
                                                                  ========         ========




    The accompanying notes are an integral part of the financial statements.

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                 For the three months ended
                                                                 March 31,           March 31,
                                                                    1995               1996
                                                                 -----------         --------
Cash flows from operating activities:
   Net income (loss)                                              $(    868)        $     947
   Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
       Depreciation and amortization                                    632               575
        Deferred income taxes                                             6               429
        Net increase in receivable and
          inventory reserves                                            280               107
        Increase in accounts receivable                            (    258)         (  1,368)
        Decrease (increase) in inventories                                4          (    758)
        Net decrease (increase) in other assets                         887          (     94)
        (Decrease) increase in accounts payable                    (  1,119)            1,310
        Net increase in accrued liabilities
          and income taxes payable                                    1,582             1,311
        Net decrease in other non-current obligations              (    167)          (   912)
                                                                  ---------          --------

            Net cash provided by operating activities                   979             1,547
                                                                  ---------         ---------

Cash flows from investing activities:
       Additions to property, plant and equipment                  (    159)          (   227)
                                                                  ---------          --------

            Net cash used in investing activities                  (    159)          (   227)
                                                                  ---------          --------

Cash flows from financing activities:
       Repayments under term loan                                         -           (   400)
       Repayment of secured notes to parent                        (  1,519)                -
                                                                  ---------         ---------

            Net cash used in financing activities                  (  1,519)          (   400)
                                                                  ---------          --------

             Net (decrease) increase in cash and
              cash equivalents                                     (    699)              920

       Cash and cash equivalents at beginning of period               1,144             1,576
                                                                  ---------         ---------

       Cash and cash equivalents at end of period                 $     445         $   2,496
                                                                  =========         =========




    The accompanying notes are an integral part of the financial statements.

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Lanesborough Corporation

            Lanesborough Corporation (formerly, Sherborne Group Incorporated and herein referred to as "Lanesborough") is a holding company whose assets consist principally of the common stock of its wholly-owned subsidiary Buffalo Color Corporation ("BCC"). For financial statement purposes Lanesborough and its subsidiaries (collectively "the Company") operate in one business segment: the manufacture and sale of synthetic organic chemicals.


Note 2 - Basis of Presentation

       The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995 and the Audited Consolidated Financial Statements included therein.

       In the opinion of management, the financial statements herein reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 3 - Net Income (Loss) Per Share

       Net income (loss) per common share for the three month period ended March 31, 1995 and 1996 is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the respective periods.


Note 4 - Supplemental Schedule of Cash Flow Information

       Cash payments for interest and income taxes from continuing operations were as follows:

                                            Three Months Ended
                                                  March 31,
                                             1995           1996
                                           --------        -------
                                           (dollars in thousands)

       Interest                            $   114          $   73
       Income Taxes                             13             119

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Inventories

       The major components of inventories were as follows:

                                     December 31,           March 31,
                                          1995                 1996
                                     --------------         -------
                                          (dollars in thousands)

       Raw materials                    $     912             $    777
       Work in process                        812                  477
       Finished goods                       3,658                4,779
                                        ---------             --------
                                        $   5,382             $  6,033
                                        =========             ========


Note 6 - Debt

       Long-term debt includes $39.9 million principal amount of 10% Senior Notes due 2000 (the "Notes") that were issued in an exchange transaction completed on June 19, 1995 (the "Exchange Transaction"). The Exchange Transaction involved (a) the exchange of $49.9 million in principal amount of 12 3/8% Senior Subordinated Notes due 1997 (the "Old Notes") (plus all accrued interest from September 15, 1994 to June 19, 1995) for $37.0 million in principal amount of the Notes and 50,911 shares of Common Stock; (b) the waiver of all interest accrued since October 1, 1994 on intercompany indebtedness due to Sherborne Holdings Incorporated ("SHI Indebtedness"); (c) the contribution to the capital of the Company of the balance of the SHI Indebtedness in excess of $2.9 million in principal amount of Notes received by Sherborne Holdings Incorporated, amounting to approximately $4.8 million; and (d) the reduction in management fee charged to the Company from $100,000 per month to $50,000 per month.

       In accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" at the date of the Exchange Transaction the carrying value of the Notes was adjusted upward to $56.9 million to include substantially all future interest payments on the Notes to the date of maturity. Capitalized interest when paid is reported as a reduction in the carrying value of the Notes as opposed to being expensed.


Note 7 - Commitments and Contingencies

       The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position or results of operations.

       BCC is also involved in various stages of investigation and clean-up activities and other matters related to past disposal practices. Management believes, based on currently available information, that it is only remotely likely that the final disposition of these matters will have a material adverse effect on the financial condition of the Company.

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Income Taxes

       As of December 31, 1994, the Company had net operating loss carryforwards for income tax purposes of $51.3 million expiring in the years 2008 through 2009. The completion of the Exchange Transaction discussed in the consolidated financial statements for the year ended December 31, 1995 has substantially limited the Company's net operating loss carryforwards available to offset taxes on future operating income.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


             The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included elsewhere in this report, and the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission (file no.
33-95452) (the "1995 Form 10-K").

             This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in cautionary statements contained in this Form 10-Q, including, without limitation, the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's 1995 Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the 1995 Form 10-K.


Overview

             The Company manufactures a variety of specialty chemicals for sale in the United States and abroad, through its principal subsidiary BCC. It is a leading supplier of synthetic indigo dye for the blue denim market in the United States and operates the only synthetic indigo dye chemical manufacturing plant in North America. The Company also produces a range of synthetic organic "intermediate" chemicals.

             The Company's results of operations are highly dependent upon the sale by BCC of a limited group of chemical products, primarily synthetic indigo dye to U.S. denim manufacturers. Sales of synthetic indigo dye, which accounted for 75% of the Company's total net sales for the period ended March 31, 1996, are subject to cyclical fluctuations in demand from denim mills. In addition, the Company's results are affected by competition from foreign producers of indigo dye in both the U.S. and international markets. In recent periods, aggressive price competition from foreign producers has particularly affected net selling prices for indigo dye realized on the Company's export sales. As discussed below, in 1996 the Company has experienced stronger demand for its indigo and certain other products which has resulted in improved operating profit and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $2.4 million for the three months ended March 31, 1996 compared to EBITDA of $1.7 million for the three months ended March 31, 1995. It is anticipated that normal cyclical factors will adversely impact the Company's reported financial results in future periods.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Product Classes

             The Company, through its subsidiary, BCC, operates in a single business segment: the manufacture and sale of synthetic organic chemicals. The following table sets forth for the periods ended March 31, 1995 and 1996 the percentage of net sales attributable to each of the Company's principal classes of similar products:

                                         Three Months Ended
             Product Classes                  March 31,
                                        1995             1996
                                       ------           -----

             Indigo Dye                74.7%            74.8%
             Alkylanilines             12.7             13.3
             Anhydrides                12.6             11.9


Results of Operations for the Three Months ended March 31, 1995 and 1996

             Net Sales. Net sales increased from $12.3 million in the first quarter of 1995 to $13.8 million in the first quarter of 1996 (an increase of 12.2%). This increase is primarily due to a 10.2% increase in 1996 sales volumes in all of the Company's product classes and improved pricing in indigo and anhydrides.

             Gross Profit. Gross profit as a percentage of net sales decreased from 30.8% in the first quarter of 1995 to 30.4% in the first quarter of 1996. This decline is primarily attributable to an increase in the Company's export indigo sales which typically yield lower margins and net selling prices.

             Selling and Administrative Expenses. Selling and administrative expenses decreased 4.9% from $2.3 million for the three months ended March 31, 1995 to $2.2 million for the same period in 1996 reflecting lower compensation and related expenses.

             Research, Development and Engineering, and Amortization of Intangible Assets. These expenses were virtually unchanged for the three month periods ended March 31, 1995 and 1996.

             Interest Expense. Interest expense decreased $1.6 million for the three months ended March 31, 1995 compared to the three months ended March 31, 1996. This decline is a direct result of the effects of the Exchange Transaction. The Company has accounted for the Exchange Transaction in accordance with SFAS No. 15. Substantially all cash interest payable on the Notes in future periods has been capitalized as a component of the carrying value of the Notes. Capitalized interest when paid is being recorded as a reduction in the carrying amount of the Notes as opposed to being expensed.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 1995 and 1996
(cont'd)

             Amortization of Debt Financing Costs. The reduction in amortization of debt financing costs from the first quarter of 1995 compared to the same period in 1996 is a direct result of the effects of the Exchange Transaction. The 1996 amount reflects periodic amortization of financing costs over the remaining terms of the Notes.

             Other (Income) Expense, Net. The decline in other (income) expense, net is a direct result of a reduction from $100,000 to $50,000 in monthly management fees paid by the Company pursuant to the Exchange Transaction.

             Provision for Income Taxes. The provision for income taxes consists principally of federal and state taxes on BCC's income which is not sheltered by Lanesborough's net operating losses.

             Net Income (Loss). The net income (loss) increased from a loss of $0.9 million for the three months ended March 31, 1995 to net income of $0.9 million for the three months ended March 31, 1996. The improvement is attributable to increased sales levels and reduced operating and interest expenses discussed above.


Liquidity and Capital Resources

             The operating results of BCC for the three months ended March 31, 1996 generated net cash of $1.5 million, up 58% from the comparable period ended March 31, 1995. Improved sales levels of indigo and generally improved pricing for indigo and other products contributed to the improvement. Many denim mills in the U.S. have recently built up inventory levels which may mean that their operations may experience a cyclical curtailment in the near future. It is not possible to predict the extent or duration of such a slow down nor its impact on demand for indigo. However, it is anticipated that normal cyclical factors will adversely impact the Company's reported financial results in future periods.

             The Exchange Transaction has reduced the Company's annual interest expenditure from approximately $6.6 million to $4.4 million. The Exchange Transaction has been accounted for in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Capitalized interest on the Notes when paid is reported as a reduction in the carrying amount of the Notes as opposed to being expensed. A decline in operating performance of BCC will adversely impact the Company's ability to meet its debt service obligations, because, even after the Exchange Transaction, the Company remains highly leveraged.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (cont'd)

             The Company has budgeted $2.5 million of capital expenditures in 1996, up from $1.5 million incurred in 1995. Such budgeted expenditures include $1.1 million for pollution control, reflecting in part anticipated one-time costs of installing additional air emission control equipment at the BCC facility. In the period ended March 31, 1996, the Company incurred capital expenditures of $0.2 million. The Company currently expects that foreseeable capital expenditures will be funded out of internally generated funds. However, environmental regulations are becoming increasingly stringent and there can be no assurance that the Company's capital expenditures will not exceed current estimates.

             The Company is engaged in various environmental investigation, remediation and monitoring activities at its manufacturing facility and has been named a PRP in various proceedings relating to other sites. The Company has not accrued any amounts where it has been identified as a PRP for offsite contamination because it has denied liability with respect to such sites and because it is not possible to estimate a probable range of costs which may be incurred by the Company regarding such matters if liability is established. The Company has not accrued any amounts to remediate any conditions that might exist at its active plant site, pending completion of the RCRA facility investigation. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flow. However, the Company is unable to forecast the ultimate amounts that may be incurred, and when specific amounts become known, they may be material to the Company's financial position, results of operations and cash flow.

             BCC is currently attempting to negotiate a new working capital facility that would replace the bank term loan and provide additional funds for working capital purposes. There can be no assurance that BCC will be able to obtain this new facility, and any new credit facility would be subject to the Company's indenture which limits the amount of working capital indebtedness its subsidiaries may incur to $8.0 million in the aggregate.

             In connection with the Exchange Transaction, the Company's Board of Directors commenced a review of the Company's strategic direction in light of its current operations and future business prospects, and retained an investment banking firm to explore a possible sale of BCC. The Company has received non binding letters of potential interest to acquire BCC from a number of parties, but there can be no assurance that any binding commitments will be received. The Board intends to seek satisfactory offers to purchase BCC, but any offer would be subject to approval of stockholders of the Company (which include holders of the Notes). There can be no assurance that any definitive offer will be received or approved, or that any such offer will be sufficient to repay the Company's Notes. Accordingly, there can be no assurance that a sale transaction will occur. If no acceptable offers are received, the Board of Directors may be required to seek to restructure the Company's indebtedness to decrease the existing amount of indebtedness and/or to seek additional equity capital or take other actions to enable the Company to meet its ongoing commitments.

                           PART II. OTHER INFORMATION



Item 1         Legal Proceedings

               The Company is a defendant in lawsuits that have arisen in the ordinary course of its business. The Company does not believe that any of such lawsuits in which it is a defendant will have a material adverse effect on the Company's financial position or results of operations.

               In addition, the Company is also subject to significant governmental regulation in nearly all areas of its operations. The Occupational Safety and Health Administration, the Environmental Protection Agency and the New York State Department of Environmental Conservation exercise broad control over conditions at the Company's manufacturing facility.

               The Company is required to comply with complex regulations relating to the discharge of hazardous materials into the environment. These include the Clean Water Act, the Clean Air Act, the Resource Conservation & Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Toxic Substances Control Act. The Company has in the past incurred, and expects to continue to incur, substantial costs for remediation of prior disposal activities and to comply with environmental laws and regulations.

               The Company has been named as a potentially responsible party ("PRP"), and in certain instances is being sued, with respect to various sites in the western New York State area where the Company has allegedly disposed of hazardous materials. The Company intends to vigorously defend itself in such litigation. In addition, because of the uncertainty as to various aspects of environmental matters, including the degree of contamination or environmental damage, the selection of an appropriate remediation technique and the allocation of costs among PRPs, it is not possible for the Company to estimate with a reasonable degree of certainty a range of costs that may be incurred by the Company with respect to these properties. The Company believes that any amounts that it may be required to pay with regard to the remediation of its facilities and other off-site locations will be expended over several years and funded from operating cash flow. However the Company is unable to forecast the ultimate amounts that may be incurred and when specific amounts become known, they may be material to the Company's financial position, results of operations and cash flow. For further information concerning legal proceedings affecting the Company see "Legal Proceedings" and "Governmental Regulations" in the 1995 Form 10-K.

               The Company's manufacturing facility includes modern pollution control equipment and facilities, and the Company believes it is operating generally in compliance with applicable environmental requirements. However, environmental regulations applicable to the chemical industry are frequently changed and are becoming increasingly stringent. Compliance with environmental requirements has in the past and can in the future be expected to impose substantial costs upon the Company.


Item 2         Changes in Securities

               Not applicable


Item 3         Defaults upon Senior Securities

               Not applicable

Item 4         Submission of Matters to a Vote of Security
               Holders

               Not applicable


Item 5         Other Information

               Not applicable


Item 6(a)      Exhibits

               Exhibit
               Number          Description

                11.1           Computation of earnings (loss) per share


Item 6(b)      Reports on Form 8-K

               Not applicable

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            LANESBOROUGH CORPORATION





Date:   May 8, 1996                             /s/ Craig L. McKibben
        -----------                         -------------------------
                                            Craig L. McKibben
                                            Chairman and Chief Executive
                                            Officer



Date:   May 8, 1996                            /s/ William O. Fields, Jr.
        -----------                         -----------------------------
                                            William O. Fields, Jr.
                                            Secretary and Treasurer

                            LANESBOROUGH CORPORATION
                        FORM 10-Q for the Quarter Ended
                                 March 31, 1996

                                 EXHIBIT INDEX




  EXHIBIT
  NUMBER                                DESCRIPTION

   11.1                       Computation of Earnings (Loss) per Share

                                                                    EXHIBIT 11.1
                            LANESBOROUGH CORPORATION
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
            (dollars in thousands, except share and per share data)
                                  (unaudited)



                                                                  Three Months Ended
                                                                         March 31,
                                                                    1995              1996
                                                                 ----------        -------


Net income (loss)                                                  $(    868)       $      947
                                                                   =========        ==========



Weighted average number of common shares outstanding                  49,000            99,911



Net income (loss) per share                                        $(  17.71)       $     9.48
                                                                   =========        ==========
