Form 10-Q
period 1996-06-30
LANESBOROUGH CORP /DE/
filed 1996-08-09
CIK 810019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the quarterly period ended June 30, 1996



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


Yes   X      No _____


        As of July 31, 1996, the aggregate number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 99,911.

                            LANESBOROUGH CORPORATION
                                   FORM 10-Q

                          Quarter Ended June 30, 1996

                                     INDEX

                                                                       Page
                                                                       No.

PART  I.   FINANCIAL INFORMATION

           Item 1 - Financial Statements:

           Consolidated Balance Sheets (unaudited) as of
             December 31, 1995 and June 30, 1996                         3

           Consolidated Statements of Operations (unaudited)
             for the three months and six months ended June 30, 1995
             and June 30, 1996                                           4

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1995 and
             June 30, 1996                                               5

           Notes to Unaudited Consolidated Financial Statements          6


           Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     9


PART II.   OTHER INFORMATION

           Item 1 - Legal Proceedings                                    14

           Item 2 - Change in Securities                                 14

           Item 3 - Defaults Upon Senior Securities                      14

           Item 4 - Submission of Matters to a Vote of Security Holders  15

           Item 5 - Other Information                                    15

           Item 6 - Exhibits and Reports on Form 8-K                     15

           Signatures                                                    16


                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 See pages 3-8

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                        December 31,   June 30,
                                                          1995             1996
                                                        -----------    --------
ASSETS

Current assets:
   Cash and cash equivalents                           $    1,576    $     711
   Accounts receivable (net of allowances
      of $142)                                              9,480       10,912
   Inventories                                              5,382        5,437
   Deferred income taxes                                    1,045        1,038
   Other current assets                                       573        1,057
                                                       -----------    --------
        Total current assets                               18,056       19,155
Property, plant and equipment                              16,846       16,169
Goodwill                                                    1,957        1,912
Debt financing costs                                          374          333
Deferred income taxes                                       4,420        3,741
Other assets                                                3,435        3,442
                                                       ----------    ---------
        Total assets                                   $   45,088    $  44,752
                                                       ==========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                   $    5,182    $   5,182
   Accounts payable                                         2,622        3,170
   Accrued interest payable                                    34           26
   Accrued liabilities                                      4,969        4,827
   Income taxes payable                                       482          448
                                                       ----------    ---------
         Total current liabilities                         13,289       13,653
Long-term debt                                             54,096       51,600
Other non-current liabilities                               8,040        8,184
                                                       ----------   ----------
         Total liabilities                                 75,425       73,437
                                                       ----------   ----------

Commitments and Contingencies (Note 7)

Stockholders' deficit:
   Common stock of par value $0.01; 1,000,000 shares
     authorized, 99,911 issued and outstanding                  1            1
   Additional paid-in capital                               7,138        7,138
   Accumulated deficit                                  (  35,169)    ( 33,517)
   Deferred pension cost                                (   2,307)    (  2,307)
                                                       ----------    ---------
        Total stockholders' deficit                     (  30,337)    ( 28,685)
                                                       ----------    ---------

        Total liabilities and stockholders' deficit     $   45,088   $  44,752
                                                        ==========   =========


    The accompanying notes are an integral part of the financial statements.
                                       3

                                           LANESBOROUGH CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (dollars in thousands, except share data)
                                                          (unaudited)

                                                           For the three                       For the six
                                                           months ended                        months ended
                                                       June 30,         June 30,          June 30,         June 30,
                                                         1995             1996              1995             1996

Net sales                                               $ 12,626          $ 13,924          $ 24,899         $ 27,718

Cost of sales                                              8,437             9,972            16,935           19,580
                                                        --------           -------          --------          -------

       Gross profit                                        4,189             3,952             7,964            8,138

Selling and administrative                                 2,101             2,219             4,397            4,403

Research, development and engineering                        213               246               437              464

Amortization of intangible assets                             23                23                46               46
                                                        --------          --------         ---------         --------

       Operating profit                                    1,852             1,464             3,084            3,225

Interest expense                                           1,154               212             3,011              436

Amortization of debt financing costs                          51                20               129               41

Other expense, net                                           180                89               247               53
                                                         -------          --------          --------         --------

       Income (loss) from continuing
         operations before income taxes                      467             1,143           (   303)           2,695

(Benefit of) provision for income taxes                  ( 4,041)              438           ( 3,943)           1,043
                                                        --------          --------           -------          -------

        Income from continuing
          operations                                       4,508               705             3,640            1,652

Loss of discontinued operation                           (   622)                -           (   622)               -
                                                         -------         ---------          --------       ----------

       Net income                                        $  3,886          $   705          $  3,018         $  1,652
                                                         ========          =======          ========         ========

Net income per share:
  Continuing operations                                  $  81.74          $  7.06          $  69.87         $  16.53
  Discontinued operations                                (  11.28)               -          (  11.94)               -
                                                         --------         --------         ---------       ----------
  Net income per share                                   $  70.46          $  7.06          $  57.93         $  16.53
                                                         ========          =======          ========         ========

       Weighted average number of
      common shares outstanding                            55,154           99,911            52,094           99,911
                                                         ========         ========          ========          =======

    The accompanying notes are an integral part of the financial statements.
                                       4

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                      For the six months ended
                                                         June 30,     June 30,
                                                           1995        1996
                                                         ----------   -----
Cash flows from operating activities:
   Net income                                            $   3,018   $   1,652
   Adjustments to reconcile net income to
        net cash provided by operating activities:
       Depreciation and amortization                         1,238       1,151
        Deferred income taxes                                   26         686
        Net increase in receivable and
          inventory reserves                                   271         107
        Increase in accounts receivable                   (    140)   (  1,432)
        Decrease (increase) in inventories                      14    (    162)
        Net decrease (increase) in other assets              1,127    (    492)
        (Decrease) increase in accounts payable           (  1,376)        436
        Net (decrease) increase in accrued liabilities
          and income taxes payable                        (  2,395)      1,030
        Net decrease in other non-current obligations     (    129)   (    751)
        Net increase in net liabilities of
          discontinued operation                               622           -
                                                         ---------    --------

            Net cash provided by operating activities        2,276       2,225
                                                         ---------   ---------

Cash flows from investing activities:
       Additions to property, plant and equipment         (    319)    (   429)
                                                         ---------    --------

            Net cash used in investing activities         (    319)    (   429)
                                                         ---------    --------

Cash flows from financing activities:
       Repayments under term loan                         (    950)    (   800)
       Repayment of secured notes to parent               (  1,519)          -
       Reduction in long-term debt                               -     ( 1,861)
                                                         ---------   ---------

            Net cash used in financing activities         (  2,469)    ( 2,661)
                                                         ---------    --------

             Net decrease in cash and
              cash equivalents                            (    512)    (   865)

       Cash and cash equivalents at beginning of period      1,144       1,576
                                                         ---------   ---------

       Cash and cash equivalents at end of period        $     632   $     711
                                                         =========   =========




    The accompanying notes are an integral part of the financial statements.
                                       5

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

       In the opinion of management, the financial statements herein reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 3 - Net Income Per Share

       Net income per common share for the three and six month periods ended June 30, 1995 and 1996 is calculated by dividing net income by the weighted average number of common shares outstanding during the respective periods.


Note 4 - Supplemental Schedule of Cash Flow Information

       Cash payments for interest and income taxes from continuing operations were as follows:

                                  Six Months Ended
                                         June 30,
                                   1995              1996
                               ------------       -------
                                (dollars in thousands)

       Interest                   $   239            $2,132
       Income Taxes                    51               430

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Supplemental Schedule of Cash Flow Information  (cont'd)

       Included in the cash interest payments for the six months ended June 30, 1996 is an interest payment of $2.0 million on the Company's 10% Senior Notes. Of this amount, $1.9 million has been recorded as a reduction in the carrying value of these notes and, accordingly, has been reflected on the Company's Statement of Cash Flows as a reduction in long-term debt.


Note 5 - Inventories

       The major components of inventories were as follows:

                                December 31,            June 30,
                                     1995                 1996
                                --------------         -------
                                     (dollars in thousands)

       Raw materials               $     912             $    610
       Work in process                   812                  617
       Finished goods                  3,658                4,210
                                   ---------             --------
                                   $   5,382             $  5,437
                                   =========             ========


Note 6 - Debt

       Long-term debt includes $39.9 million principal amount of 10% Senior Notes due 2000 (the "Notes") that were issued in an exchange transaction completed on June 19, 1995 (the "Exchange Transaction"). The Exchange Transaction involved (a) the exchange of $49.9 million in principal amount of 12 3/8% Senior Subordinated Notes due 1997 (the "Old Notes") (plus all accrued interest from September 15, 1994 to June 19, 1995) for $37.0 million in principal amount of the Notes and 50,911 shares of Lanesborough's Common Stock;
(b) the waiver of all interest accrued since October 1, 1994 on intercompany indebtedness due to Sherborne Holdings Incorporated ("SHI Indebtedness"); (c) the contribution to the capital of the Company of the balance of the SHI Indebtedness in excess of $2.9 million in principal amount of Notes received by Sherborne Holdings Incorporated, amounting to approximately $4.8 million; and
(d) the reduction in management fee charged to the Company from $100,000 per month to $50,000 per month.

       In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", ("SFAS No. 15"), at the date of the Exchange Transaction the carrying value of the Notes was adjusted upward to $56.9 million to include substantially all future interest payments on the Notes to the date of maturity. Capitalized interest when paid is reported as a reduction in the carrying value of the Notes as opposed to being expensed.

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingencies

            The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position or results of operations.

            BCC is also involved in various stages of investigation and clean-up activities and other matters related to past operating and disposal practices. The Company has not accrued any amounts where it has been identified as a potentially responsible party for offsite contamination because it has denied liability with respect to such sites and because at present it is not possible to estimate a probable range of costs which may be incurred by the Company regarding such matters if liability is established. The Company has not accrued any amounts to remediate any conditions that might exist at its active plant site, pending completion of the RCRA facility investigation. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flows. However, the Company is unable to forecast the ultimate amounts that may be incurred and when specific amounts become known they may be material to the Company's financial position, results of operation and cash flows.


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

             The Company's results of operations are highly dependent upon the sale by BCC of a limited group of chemical products, primarily synthetic indigo dye to U.S. denim manufacturers. Sales of synthetic indigo dye, which accounted for 78% of the Company's total net sales for the six month period ended June 30, 1996, are subject to cyclical fluctuations in demand from denim mills. In addition, the Company's results are affected by competition from foreign producers of indigo dye in both the U.S. and international markets. In recent periods, aggressive price competition from foreign producers has particularly affected net selling prices for indigo dye realized on the Company's export sales. As discussed below, in 1996 the Company has experienced stronger demand for its indigo and certain other products which has resulted in improved operating profit and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $4.3 million for the six months ended June 30, 1996 compared to EBITDA of $3.9 million for the six months ended June 30, 1995. It is anticipated that normal cyclical factors may adversely impact the Company's reported financial results in future periods.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Product Classes

             The Company, through its subsidiary, BCC, operates in a single business segment: the manufacture and sale of synthetic organic chemicals. The following table sets forth for the periods ended June 30, 1995 and 1996 the percentage of net sales attributable to each of the Company's principal classes of similar products:

                                         Six Months Ended
             Product Classes                    June 30,
                                       1995                    1996
                                      ------                  -----

             Indigo Dye               75.0%                   77.6%
             Alkylanilines            12.3                    11.4
             Anhydrides               12.7                    11.0


Results of Operations for the Three Months and Six Months Ended June 30, 1995 and 1996

             Net Sales. Net sales increased from $12.6 million in the second quarter of 1995 to $13.9 million in the second quarter of 1996 (an increase of 10.3%), and from $24.9 million in the first six months of 1995 to $27.7 million in the first six months of 1996 (an increase of 11.3%). These increases are primarily due to 1996 sales volume increases of 12.4% in indigo and 8.8% in alkylanilines and improved pricing in indigo, offset, in part by a decline in anhydride sales volumes.

             Gross Profit. Gross profit as a percentage of net sales decreased from 33.2% in the second quarter of 1995 to 28.4% in the second quarter of 1996 and from 32.0% in the first six months of 1995 to 29.4% in the first six months of 1996. The decline is due to an increase in the Company's export indigo sales which typically yield lower margins and net selling prices, and higher fuel costs.

             Other Operating Expenses. Other operating expenses, consisting of selling and administrative expenses, research, development and engineering expenses and amortization of intangible assets, were virtually unchanged for the three and six month periods ended June 30, 1995 and 1996.

             Interest Expense. Interest expense for the three months ended June 30, 1995 decreased $0.9 million compared to the three months ended June 30, 1996 and $2.6 million for the six months ended June 30, 1995 compared to the six months ended June 30, 1996. This decline is a direct result of the effects of the Exchange Transaction which was accounted for in accordance with SFAS No.
15. Substantially all cash interest payable on the Notes in future periods has been capitalized as a component of the carrying value of the Notes. Capitalized interest when paid is being recorded as a reduction in the carrying amount of the Notes as opposed to being expensed.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months and Six Months Ended June 30, 1995 and 1996 (cont'd)

             Amortization of Debt Financing Costs. The reduction in amortization of debt financing costs for the three and six month periods ended June 30, 1995 compared to the same periods in 1996 is a direct result of the effects of the Exchange Transaction. The 1996 amounts reflect periodic amortization of financing costs over the remaining terms of the Notes.

             Income From Continuing Operations. The Company reported income from continuing operations before income taxes of $0.5 million in the second quarter of 1995, compared to $1.1 million in the second quarter of 1996, and income (loss) from continuing operations before income taxes of ($0.3) million in the first six months of 1995, compared to $2.7 million in the first six months of 1996. The improvement is due to increased sales levels and reduced operating and interest expense discussed above.

             Other Expense, Net. The decline in other expense, net is a direct result of a reduction from $100,000 to $50,000 in monthly management fees paid by the Company pursuant to the Exchange Transaction.

             (Benefit of) Provision for Income Taxes. The (benefit of) income taxes of $4.0 million and $3.9 million for the three and six months ended June 30, 1995, respectively, is primarily attributable to the change in valuation allowance pertaining to the Company's net operating loss carryforwards. The provision for income taxes of $0.4 million and $1.0 million for the three and six months ended June 30, 1996, respectively, consists primarily of federal and state taxes on BCC's income which is not sheltered by Lanesborough's net operating losses.

             Loss of Discontinued Operation. The Company ceased to control a non-recourse subsidiary that had filed for bankruptcy protection in 1993, once its plan had been approved in 1994 and consummated in early 1995. The Company expects no further gains or losses attributable to this former subsidiary.

             Net Income. Net income decreased from $3.9 million in the second quarter of 1995 to $0.7 million in the second quarter of 1996 (a decrease of 81.9%), and from $3.0 million in the first six months of 1995 to $1.7 million in the first six months of 1996 (a decrease of 45.3%). These decreases are primarily attributable to the recognition of tax benefits of the Company's net operating loss in 1995.


Liquidity and Capital Resources

             The operations of BCC for the six months ended June 30, 1996 generated net cash of $2.0 million, consistent with the comparable period ended June 30,1995. This result is primarily attributable to improved sales volumes and pricing for indigo in U.S. and foreign markets being offset by an increase in foreign trade accounts receivable which caused a reduction of cash and cash equivalents from year-end levels.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (cont'd)

             In recent months, inventories at certain domestic denim mills have reached relatively high levels. Partially in response to this condition, most U.S. mills slowed or stopped denim production during the July 4th holiday week. If their inventory levels do not decline, some mills may temporarily reduce production rates during the second half of 1996. Depending upon denim shades and styles this may effect indigo consumption. Consequently, indigo sales volumes are expected to meet budgeted levels but may be less than that realized in the first half of 1996.

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

             The Company has budgeted $2.5 million of capital expenditures in 1996, up from $1.5 million incurred in 1995. Such budgeted expenditures include $1.1 million for pollution control, reflecting in part anticipated one-time costs of installing additional air emission control equipment at the BCC facility. In the period ended June 30, 1996, the Company incurred capital expenditures of $0.4 million. The Company currently expects that foreseeable capital expenditures will be funded out of internally generated funds. However, environmental regulations are becoming increasingly stringent and there can be no assurance that the Company's capital expenditures will not exceed current estimates.

             The Company is engaged in various environmental investigation, remediation and monitoring activities at its manufacturing facility and has been named a PRP, and in certain instances is being sued, with respect to various proceedings relating to other sites. The Company has not accrued any amounts where it has been identified as a PRP for offsite contamination because it has denied liability with respect to such sites and because it is not possible to estimate a probable range of costs which may be incurred by the Company regarding such matters if liability is established. The Company has not accrued any amounts to remediate any conditions that might exist at its active plant site, pending completion of the RCRA facility investigation. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flow. However, the Company is unable to forecast the ultimate amounts that may be incurred, and when specific amounts become known, they may be material to the Company's financial position, results of operations and cash flow.

             BCC is currently negotiating a new working capital facility that would replace the bank term loan and provide additional funds for working capital purposes. There can be no assurance that BCC will reach agreement on a new facility, and any new credit facility would be subject to the Company's indenture which limits the amount of working capital indebtedness its subsidiaries may incur to $8.0 million in the aggregate.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (cont'd)

             In connection with the Exchange Transaction, the Company's Board of Directors commenced a review of the Company's strategic direction in light of current operations and future business prospects, and retained an investment banking firm to explore a possible sale of BCC. The Company has received non-binding letters of potential interest to acquire BCC from a number of parties, but none of these offers have been accepted. Accordingly, the Company has discontinued its efforts to sell BCC. The Company may seek to obtain additional equity capital and to obtain additional working capital financing in order to expand its existing business and to pursue other growth opportunities. However, there can be no assurance that such funding will be available to it. If business conditions were to deteriorate due to cyclical factors or for other reasons, the Company might be required to restructure its indebtedness or to take other actions to enable it to meet its ongoing commitments.

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

               The Company is required to comply with complex regulations relating to the discharge of hazardous materials into the environment. These include the Clean Water Act, the Clean Air Act, the Resource Conservation & Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Toxic Substances Control Act. The Company has in the past incurred, and expects to continue to incur, substantial costs for remediation of prior operating and disposal activities and to comply with environmental laws and regulations.

               The Company has been named as a potentially responsible party ("PRP"), and in certain instances is being sued, with respect to various sites in the western New York State area where it is alleged that the Company arranged for the disposal of hazardous materials. The Company has denied such allegations and intends to vigorously defend itself in such litigation. In addition, because of the uncertainty as to various aspects of environmental matters, including the degree of contamination or environmental damage, the selection of an appropriate remediation technique and the allocation of costs among PRPs, it is not possible for the Company to estimate with a reasonable degree of certainty a range of costs that may be incurred by the Company with respect to these sites. The Company believes that any amounts that it may be required to pay with regard to the remediation of its facilities and off-site locations will be expended over several years and funded from operating cash flow. However the Company is unable to forecast the ultimate amounts that may be incurred and when specific amounts become known, they may be material to the Company's financial position, results of operations and cash flow. For further information concerning legal proceedings affecting the Company see "Legal Proceedings" and "Governmental Regulations" in the 1995 Form 10-K.

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




                                        LANESBOROUGH CORPORATION





Date:   August 8, 1996                      /s/ Craig L. McKibben
        --------------                  -------------------------
                                        Craig L. McKibben
                                        Chairman and Chief Executive
                                        Officer



Date:   August 8, 1996                     /s/ William O. Fields, Jr.
        --------------                  -----------------------------
                                        William O. Fields, Jr.
                                        Secretary and Treasurer

                            LANESBOROUGH CORPORATION
                        FORM 10-Q for the Quarter Ended
                                 June 30, 1996

                                 EXHIBIT INDEX




  EXHIBIT
  NUMBER                                DESCRIPTION

   11.1                       Computation of Earnings (Loss) per Share

                                                                   EXHIBIT 11.1

                            LANESBOROUGH CORPORATION
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
            (dollars in thousands, except share and per share data)
                                  (unaudited)



                                                        Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                       -------------------------          -----------------
                                                         1995             1996              1995             1996
                                                       --------         --------          --------         ------


Income from continuing
  operations                                           $  4,508         $    705          $  3,640         $  1,652

Loss of discontinued
  operation                                             (    622)                -         (    622)                -
                                                       ---------        ----------        ---------        ----------

Net income                                             $  3,886         $    705          $  3,018         $  1,652
                                                       ========         ========          ========         ========



Weighted average number of
  common shares outstanding                              55,154           99,911            52,094           99,911



Income per share from
  continuing operations                                $  81.74         $   7.06          $  69.87         $  16.53

Loss per share of discontinued
  operation                                             ( 11.28)                 -         ( 11.94)                 -
                                                       --------         ----------        --------         ----------

Net income per share                                   $  70.46         $   7.06          $  57.93         $  16.53
                                                       ========         ========          ========         ========

