Form 10-Q/A
period 1996-06-30
LANESBOROUGH CORP /DE/
filed 1996-10-18
CIK 810019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



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

                            LANESBOROUGH CORPORATION
                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                          Quarter Ended June 30, 1996

                                     INDEX

                                                                     Page
                                                                     No.


PART II.   OTHER INFORMATION

           Item 6 -      Exhibits and Reports on Form 8-K           2

           Signatures                                               3



                          PART II - OTHER INFORMATION


Item 6(a).  Exhibits


            Exhibit
            Number             Description

              11.1   Computation of Earnings (Loss) per Share (previously filed)

              27.1*  Financial Data Schedule







Item 6(b).  Reports on Form 8-K

            Not applicable.








---------------
*  Filed herewith.

                            LANESBOROUGH CORPORATION
               FORM 10-Q/A, AMENDMENT NO. 1 for the Quarter Ended
                                 June 30, 1996

                                 EXHIBIT INDEX




  EXHIBIT
  NUMBER                  DESCRIPTION

   11.1         Computation of Earnings (Loss) per Share (previously filed)

   27.1*        Financial Data Schedule







---------------
*  Filed herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.




                            LANESBOROUGH CORPORATION







Date:   October 17, 1996                    _____________________________
        ----------------
                                            Craig L. McKibben
                                            Chairman and Chief Executive
                                            Officer




Date:   October 17, 1996                    ____________________________
        ----------------
                                            William O. Fields, Jr.
                                            Secretary and Treasurer

                                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           LANESBOROUGH CORPORATION





Date:   October 17, 1996                       /s/ Craig L. McKibben
        ----------------                   -------------------------
                                           Craig L. McKibben
                                           Chairman and Chief Executive
                                           Officer



Date:   October 17, 1996                      /s/ William O. Fields, Jr.
        ----------------                   -----------------------------
                                           William O. Fields, Jr.
                                           Secretary and Treasurer