Form 10-Q
period 1996-09-30
LANESBOROUGH CORP /DE/
filed 1996-10-23
CIK 810019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the quarterly period ended September 30, 1996



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


Yes   X      No _____


        As of October 22, 1996, the aggregate number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 99,911.

                                             LANESBOROUGH CORPORATION
                                                     FORM 10-Q

                                         Quarter Ended September 30, 1996

                                                       INDEX

                                                                     Page
                                                                     No.

PART  I.   FINANCIAL INFORMATION

 Item 1 - Financial Statements:

        Consolidated Balance Sheets (unaudited) as of
          December 31, 1995 and September 30, 1996                          3

        Consolidated Statements of Operations (unaudited)
          for the three months and nine months ended September 30, 1995
          and September 30, 1996                                            4

        Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 1995 and
          September 30, 1996                                                5

        Notes to Unaudited Consolidated Financial Statements                6


 Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9


PART II.         OTHER INFORMATION

   Item 1 -      Legal Proceedings                                         14

   Item 2 -      Changes in Securities                                     14

   Item 3 -      Defaults Upon Senior Securities                           14

   Item 4 -      Submission of Matters to a Vote of Security Holders       15

   Item 5 -      Other Information                                         15

   Item 6 -      Exhibits and Reports on Form 8-K                          15

   Signatures                                                              16


                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 See pages 3-8

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                         December 31,    September 30,
                                                              1995                 1996
                                                         ---------------     ----------
ASSETS

Current assets:
   Cash and cash equivalents                                $    1,576             $     965
   Accounts receivable (net of allowances
      of $142)                                                   9,480                10,103
   Inventories                                                   5,382                 6,240
   Deferred income taxes                                         1,045                   907
   Other current assets                                            573                   742
                                                            -----------             --------
        Total current assets                                    18,056                18,957
Property, plant and equipment                                   16,846                16,436
Goodwill                                                         1,957                 1,889
Debt financing costs                                               374                   313
Deferred income taxes                                            4,420                 3,499
Other assets                                                     3,435                 3,445
                                                            ----------             ---------
        Total assets                                        $   45,088             $  44,539
                                                            ==========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                        $    5,182             $   4,443
   Accounts payable                                              2,622                 3,181
   Accrued interest payable                                         34                    20
   Accrued liabilities                                           4,969                 4,279
   Income taxes payable                                            482                   354
                                                            ----------             ---------
        Total current liabilities                               13,289                12,277
Long-term debt                                                  54,096                52,078
Other non-current liabilities                                    8,040                 8,410
                                                            ----------            ----------
        Total liabilities                                       75,425                72,765
                                                            ----------            ----------

Commitments and Contingencies (Note 7)

Stockholders' deficit:
   Common stock of par value $0.01; 1,000,000 shares
     authorized, 99,911 issued and outstanding                       1                     1
   Additional paid-in capital                                    7,138                 7,138
   Accumulated deficit                                       (  35,169)             ( 33,058)
   Deferred pension cost                                     (   2,307)             (  2,307)
                                                            ----------             ---------
        Total stockholders' deficit                          (  30,337)             ( 28,226)
                                                            ----------             ---------

        Total liabilities and stockholders' deficit          $  45,088             $  44,539
                                                             =========             =========


    The accompanying notes are an integral part of the financial statements.
                                       3

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                           For the three                       For the nine
                                                           months ended                        months ended
                                                            September 30,                      September 30,
                                                         1995             1996              1995             1996
                                                       --------         --------          --------         ------

Net sales                                               $ 12,662          $ 13,267          $ 37,561         $ 40,985

Cost of sales                                              8,657             9,792            25,592           29,372
                                                       ---------           -------          --------          -------

       Gross profit                                        4,005             3,475            11,969           11,613

Selling and administrative                                 2,280             2,086             6,677            6,489

Research, development and engineering                        194               247               631              711

Amortization of intangible assets                             22                22                68               68
                                                      ----------          --------         ---------         --------

       Operating profit                                    1,509             1,120             4,593            4,345

Interest expense                                             113               199             3,124              635

Amortization of debt financing costs                          20                20               149               61

Other expense, net                                           181               116               423              169
                                                       ---------          --------          --------         --------

       Income from continuing
         operations before income taxes                    1,195               785               892            3,480

Provision for (benefit of) income taxes                      257               326           ( 3,686)           1,369
                                                        --------          --------           -------          -------

        Income from continuing
          operations                                         938               459             4,578            2,111

Loss of discontinued operation                                 -                 -           (   622)               -
                                                      ----------         ---------          --------       ----------

       Net income                                       $    938          $    459          $  3,956         $  2,111
                                                        ========          ========          ========         ========

Net income per share:
  Continuing operations                                 $   9.39          $   4.59          $  67.12         $  21.13
  Discontinued operations                                      -                 -          (   9.12)               -
                                                      ----------          --------         ---------       ----------
  Net income per share                                  $   9.39          $   4.59          $  58.00         $  21.13
                                                        ========          ========          ========         ========

       Weighted average number of
      common shares outstanding                           99,911            99,911            68,208           99,911
                                                        ========          ========          ========         ========

    The accompanying notes are an integral part of the financial statements.
                                       4

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                           For the nine months ended
                                                                                                   September 30,
                                                                                             1995                  1996
                                                                                          -----------           -------
Cash flows from operating activities:
   Net income                                                                              $   3,956              $   2,111
   Adjustments to reconcile net income to
        net cash provided by operating activities:
       Depreciation and amortization                                                           1,812                  1,726
        Deferred income taxes                                                                     93                  1,059
        Net increase in receivable and
          inventory reserves                                                                     271                    107
        Increase in accounts receivable                                                     (    348)              (    623)
        Decrease (increase) in inventories                                                       426               (    965)
        Net decrease (increase) in other assets                                                  462               (    180)
        (Decrease) increase in accounts payable                                             (    824)                   322
        Net (decrease) increase in accrued liabilities
          and income taxes payable                                                          (  2,147)                   746
        Net decrease in other non-current obligations                                       (    238)              (    602)
        Net increase in net liabilities of
          discontinued operation                                                                 622                      -
                                                                                           ---------            -----------

            Net cash provided by operating activities                                          4,085                  3,701
                                                                                           ---------              ---------

Cash flows from investing activities:
       Additions to property, plant and equipment                                           (    848)              (  1,251)
                                                                                           ---------               --------

            Net cash used in investing activities                                           (    848)              (  1,251)
                                                                                           ---------               --------

Cash flows from financing activities:
       Repayments under term loan                                                           (    950)              (  1,200)
       Repayment of secured notes to parent                                                 (  1,519)                     -
       Reduction in long-term debt                                                                 -               (  1,861)
                                                                                          ----------              ---------

            Net cash used in financing activities                                           (  2,469)              (  3,061)
                                                                                           ---------               --------

             Net increase (decrease) in cash and
              cash equivalents                                                                   768               (    611)

       Cash and cash equivalents at beginning of period                                        1,144                  1,576
                                                                                           ---------              ---------

       Cash and cash equivalents at end of period                                          $   1,912              $     965
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

       In the opinion of management, the financial statements herein reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 3 - Net Income Per Share

       Net income per common share for the three and nine month periods ended September 30, 1995 and 1996 is calculated by dividing net income by the weighted average number of common shares outstanding during the respective periods.


Note 4 - Supplemental Schedule of Cash Flow Information

       Cash payments for interest and income taxes from continuing operations were as follows:

                                 Nine Months Ended
                                     September 30,
                                1995                    1996
                            ------------            --------
                                 (dollars in thousands)

       Interest               $    307                 $ 2,187
       Income Taxes                112                     470

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Supplemental Schedule of Cash Flow Information  (cont'd)

       Included in the cash interest payments for the nine months ended September 30, 1996 is an interest payment of $2.0 million on the Company's 10% Senior Notes. Of this amount, $1.9 million has been recorded as a reduction in the carrying value of these notes and, accordingly, has been reflected in the Company's consolidated financial statements as a reduction in long-term debt.


Note 5 - Inventories

       The major components of inventories were as follows:

                                   December 31,           September 30,
                                        1995                    1996
                                   --------------         ----------
                                         (dollars in thousands)

       Raw materials                  $     912                $    742
       Work in process                      812                     576
       Finished goods                     3,658                   4,922
                                      ---------                --------
                                      $   5,382                $  6,240
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

       BCC is also involved in various stages of investigation and clean-up activities and other matters related to past operating and disposal practices. The Company has not accrued any amounts where it has been identified as a potentially responsible party ("PRP") for offsite contamination because it has denied liability with respect to such sites and because at present it is not possible to estimate a probable range of costs which may be incurred by the Company regarding such matters if liability is established. The Company has not accrued any amounts to remediate any conditions that might exist at its active plant site, pending completion of the RCRA facility investigation. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flows. However, the Company is unable to forecast the ultimate amounts that may be incurred and when specific amounts become known they may be material to the Company's financial position, results of operation and cash flows.

Note 8 - Income Taxes

       As of December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of $32.2 million expiring in the years 2009 through 2010. The completion of the Exchange Transaction discussed in the consolidated financial statements for the year ended December 31, 1995 has substantially limited the Company's net operating loss carryforwards available to offset taxes on future operating income.


Note 9 - Subsequent Events

       In October 1996, BCC consummated a secured term loan and revolving credit facility with a commercial bank. This term loan is in the principal amount of $3.0 million, of which $2.0 million was used to repay the Company's existing $2.0 million term loan balance. The new term loan bears interest at the bank's prime rate plus 2.0% and provides for monthly repayments of principal through October 1, 1999. The revolving credit facility, which expires on October 1, 1999, provides for maximum aggregate advances of $3.5 million, and maximum aggregate face amount of letters of credit of $2.0 million. Borrowings bear interest at the bank's prime rate plus 1.5%. Terms of the agreement contain, among other provisions, a requirement that BCC maintain a prescribed minimum level of tangible net worth and meet other financial tests. Combined availability under the term loan and revolving credit facility is limited to a specific factor of eligible inventories and trade accounts receivable.

       The Company did not make the scheduled October 15, 1996 interest payment on the Notes. The Company currently anticipates that available cash will be sufficient to enable it to make the interest payment during the 30-day grace period described in the Indenture governing the Notes and has established November 7, 1996 as the payment date for Default Interest. If Default Interest is not paid during the 30-day grace period, an Event of Default (as defined) would exist pursuant to the Indenture.

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

             This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in cautionary statements contained in this Form 10-Q, including, without limitation, the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's 1995 Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q, the Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the 1995 Form 10-K.


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

             The Company's results of operations are highly dependent upon the sale by BCC of a limited group of chemical products, particularly synthetic indigo dye to U.S. denim manufacturers. Sales of synthetic indigo dye, which accounted for 78% of the Company's total net sales for the nine month period ended September 30, 1996, are subject to cyclical fluctuations in demand from denim mills. In addition, the Company's results are affected by competition from foreign producers of indigo dye in both the U.S. and international markets. In recent periods, aggressive price competition from foreign producers has affected net selling prices for indigo dye realized in both the domestic and international markets. However, the stronger demand for its indigo which the Company has experienced in 1996 has enabled it to realize earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5.8 million in the first nine months of 1996. This result is consistent with EBITDA achieved in the comparable period of 1995. Recently, many of the U.S. denim mills have announced they have curtailed production by approximately 15% in response to an excessive inventory of denim. While this condition is expected to be temporary, the Company's financial results in future periods will be adversely affected by this cyclical downturn.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Product Classes

             The Company, through its subsidiary, BCC, operates in a single business segment: the manufacture and sale of synthetic organic chemicals. The following table sets forth for the periods ended September 30, 1995 and 1996 the percentage of net sales attributable to each of the Company's principal classes of similar products:

                                           Nine Months Ended
             Product Classes                    September 30,
                                         1995                    1996
                                        ------                  -----

             Indigo Dye                 75.1%                   78.0%
             Alkylanilines              12.2                    11.0
             Anhydrides                 12.7                    11.0


Results of Operations for the Three Months and Nine Months Ended September 30, 1995 and 1996

             Net Sales. Net sales increased from $12.7 million in the third quarter of 1995 to $13.3 million in the third quarter of 1996 (an increase of 4.8%), and from $37.6 million in the first nine months of 1995 to $41.0 million in the first nine months of 1996 (an increase of 9.1%). These increases are primarily due to 1996 export indigo sales volume increases of 40.4% and improved pricing in export indigo, offset, in part by a decline in anhydride sales volumes.

             Gross Profit. Gross profit as a percentage of net sales declined from 31.6% in the third quarter of 1995 to 26.2% in the third quarter of 1996 and from 31.9% in the first nine months of 1995 to 28.3% in the first nine months of 1996. The decline for the nine month period is due to an increase in the Company's export indigo sales which typically yield lower margins and higher fuel costs, and for the quarter ended September 30, 1996 reduced domestic indigo selling prices as compared to the same period in 1995.

             Other Operating Expenses. Other operating expenses, consisting of selling and administrative expenses, research, development and engineering expenses and amortization of intangible assets, were marginally lower for the three and nine month periods ended September 30, 1995 and 1996 reflecting continued efforts to control these costs.

             Interest Expense. Interest expense for the nine months ended September 30, 1996 decreased $2.5 million compared to the nine months ended September 30, 1995. This decline is a direct result of the effects of the Exchange Transaction which was accounted for in accordance with SFAS No. 15. Substantially all cash interest payable on the Notes in future periods has been capitalized as a component of the carrying value of the Notes. Capitalized interest when paid is being recorded as a reduction in the carrying amount of the Notes as opposed to being expensed.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months and Nine Months Ended September 30, 1995 and 1996 (cont'd)

             Amortization of Debt Financing Costs. The reduction in amortization of debt financing costs for the nine month period ended September 30, 1995 compared to the same period in 1996 is a direct result of the effects of the Exchange Transaction. The 1996 amounts reflect periodic amortization of financing costs over the remaining term of the Notes.

             Other Expense, Net. The decline in other expense, net is a direct result of a reduction from $100,000 to $50,000 in monthly management fees being accrued by the Company pursuant to the Exchange Transaction. The management fee was last paid on October 24, 1995.

             Income From Continuing Operations Before Income Taxes. The Company reported income from continuing operations before income taxes of $1.2 million in the third quarter of 1995, compared to $0.8 million in the third quarter of 1996, and income from continuing operations before income taxes of $0.9 million in the first nine months of 1995, compared to $3.5 million in the first nine months of 1996. The improvement for the nine months ended September 30, 1996 is due to increased sales levels and reduced operating and interest expense discussed above.

             Provision for (Benefit of) Income Taxes. The (benefit of) income taxes of $(3.7) million for the nine months ended September 30, 1995, is primarily attributable to the change in valuation allowance pertaining to the Company's net operating loss carryforwards. The provision for income taxes of $0.3 million and $1.4 million for the three and nine months ended September 30, 1996, respectively, consists primarily of federal and state taxes on BCC's income which is not sheltered by Lanesborough's net operating losses.

             Loss of Discontinued Operation. The Company ceased to control a non-recourse subsidiary that had filed for bankruptcy protection in 1993, once its plan had been approved in 1994 and consummated in early 1995. The Company expects no further gains or losses attributable to this former subsidiary.

             Net Income. Net income decreased from $0.9 million in the third quarter of 1995 to $0.5 million in the third quarter of 1996 (a decrease of 51.1%), and from $4.0 million in the first nine months of 1995 to $2.1 million in the first nine months of 1996 (a decrease of 46.6%). These decreases are primarily attributable to the recognition of tax benefits of the Company's net operating loss in 1995.


Liquidity and Capital Resources

             The operations of BCC for the nine months ended September 30, 1996 generated net cash of $3.7 million, and $4.1 million for the comparable period ended September 30, 1995. These results reflect increased production costs offset in part by improved indigo sales volumes and pricing in foreign markets. The export sales growth has caused an increase in inventory levels and foreign trade accounts receivable during the comparable periods.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (cont'd)

             In recent months, inventories at certain domestic denim mills have reached relatively high levels. Partially in response to this condition, most U.S. mills slowed or stopped denim production during the July 4th holiday week and have begun to cut back production from seven to six days per week. It is also anticipated that the mills will shut down during the Thanksgiving and Christmas holiday periods. Consequently, domestic indigo sales volumes for the next several quarters are expected to be less than realized in the comparable quarters of 1995 and 1996.

             The Company is currently experiencing cyclically strong demand for indigo in many of its export markets. Accordingly, it intends to increase production of 42% liquid indigo in response to this demand. Historically, 42% liquid indigo has been manufactured by others under the Company's direction. The Company may not be able to obtain this product in desired quantities or may be required to maintain higher levels of raw materials in support of its tolling operations. Sales to export accounts have historically been at lower margins and on longer terms which adversely affects its gross profit margin and cash flow.

             The Company has budgeted $2.5 million of capital expenditures in 1996, up from $1.5 million incurred in 1995. Such budgeted expenditures include $1.1 million for pollution control, reflecting anticipated one-time costs of installing additional air emission control equipment at the BCC facility. In the nine month period ended September 30, 1996, the Company incurred capital expenditures of $1.3 million. The Company currently expects that foreseeable capital expenditures will be funded out of internally generated funds. However, environmental regulations are becoming increasingly stringent and there can be no assurance that the Company's capital expenditures will not exceed current estimates. Also, the Company is studying the feasibility of building an ancillary indigo processing facility to meet increased worldwide customer demand. This facility would require additional capital outlays up to $5.0 million and may need to be financed by the issuance of additional debt or equity securities.

             The Company is engaged in various environmental investigation, remediation and monitoring activities at its manufacturing facility and has been named a PRP, and in certain instances is being sued, with respect to various proceedings relating to other sites. The Company has not accrued any amounts where it has been identified as a PRP for offsite contamination because it has denied liability with respect to such sites and because it is not possible to estimate a probable range of costs which may be incurred by the Company regarding such matters if liability is established. The Company has not accrued any amounts to remediate any conditions that might exist at its active plant site, pending completion of the RCRA facility investigation. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flow and available bank borrowings. However, the Company is unable to forecast the ultimate amounts that may be incurred, and when specific amounts become known, they may be material to the Company's financial position, results of operations and cash flow.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (cont'd)

             In October 1996, BCC consummated a new secured term loan and revolving credit facility that replaces the bank term loan and provides additional funds for working capital purposes. The term loan is in the principal amount of $3.0 million, bears interest at the bank's prime rate plus 2.0% and provides for monthly repayments of principal through October 1, 1999. Under terms of the revolving credit facility, BCC may borrow up to $3.5 million and obtain letters of credit of up to $2.0 million through October 1, 1999. Borrowings bear interest at the bank's prime rate plus 1.5%.

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

             The cyclical decline in operating performance, the relatively high level of capital spending and the need to increase the investment in working capital to support an increased level of export sales, resulted in insufficient available cash to make the $2.0 million October 15, 1996 interest payment on the Notes. The interest payment is scheduled to be paid on November 7, 1996, which is within the 30-day grace period provided in the Indenture. The Company may seek to obtain additional equity capital, obtain additional capital financing and/or restructure its existing indebtedness in order to expand its existing business, pursue other growth opportunities and fund scheduled debt service obligations. However, there can be no assurance that such funding will be available to it. If business conditions were to deteriorate due to cyclical factors or for other reasons, the Company might be required to restructure its indebtedness or to take other actions to enable it to meet its ongoing commitments.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

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

               The Company has been named as a PRP, and in certain instances is being sued, with respect to various sites in the western New York State area where it is alleged that the Company arranged for the disposal of hazardous materials. The Company has denied such allegations and intends to vigorously defend itself in such litigation. In addition, in October 1996, the Company filed an action against its primary general liability insurance carrier seeking its defense costs and indemnity with regard to several third party site claims. Because of the uncertainty as to various aspects of environmental matters, including the degree of contamination or environmental damage, the selection of an appropriate remediation technique and the allocation of costs among PRPs, it is not possible for the Company to estimate with a reasonable degree of certainty a range of costs that may be incurred by the Company with respect to these sites. The Company believes that any amounts that it may be required to pay with regard to the remediation of its facilities and off-site locations will be expended over several years and funded from operating cash flow. However the Company is unable to forecast the ultimate amounts that may be incurred and when specific amounts become known, they may be material to the Company's financial position, results of operations and cash flow. For further information concerning legal proceedings affecting the Company see "Legal Proceedings" and "Governmental Regulations" in the 1995 Form 10-K.

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


Item 2.        Changes in Securities

               Not applicable.


Item 3.        Defaults upon Senior Securities

               Not applicable  .

Item 4.        Submission of Matters to a Vote of Security
               Holders

               Not applicable.


Item 5.        Other Information

               On September 11, 1996, pursuant to the authority granted to the Board of Directors, (the "Board"), in the Company's present Certificate of Incorporation, the Board filled the vacancy created by the resignation of Jeffrey H. Coats by appointing Kenneth W. McCourt, President of BCC, to serve on the Board. Messrs. French and McKibben continue to serve on the Board.


Item 6(a).     Exhibits

               Exhibit
               Number          Description

                10.1 Corporate Revolving and Term Loan Agreement between BCC and Manufacturers and Traders Trust Company dated October 11, 1996 (to be filed by amendment)

                11.1             Computation of Earnings (Loss) per Share

                27.1             Financial Data Schedule


Item 6(b).     Reports on Form 8-K

               Not applicable.

                                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 LANESBOROUGH CORPORATION





Date:   October 23, 1996             /s/ Craig L. McKibben
        ----------------         -------------------------
                                 Craig L. McKibben
                                 Chairman and Chief Executive
                                 Officer



Date:   October 23, 1996            /s/ William O. Fields, Jr.
        ----------------         -----------------------------
                                 William O. Fields, Jr.
                                 Secretary and Treasurer

                            LANESBOROUGH CORPORATION
                        FORM 10-Q for the Quarter Ended
                               September 30, 1996

                                 EXHIBIT INDEX




  EXHIBIT
  NUMBER                                         DESCRIPTION

   10.1 Corporate Revolving and Term Loan Agreement between BCC and Manufacturers and Traders Trust Company dated October 11, 1996 (to be filed by amendment)*

   11.1         Computation of Earnings (Loss) per Share

   27.1         Financial Data Schedule






*  To be filed by amendment.

                                                                   EXHIBIT 11.1

                                                   LANESBOROUGH CORPORATION
                                           COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                   (dollars in thousands, except share and per share data)
                                                          (unaudited)


                                                             For the three                   For the nine
                                                            months ended                        months ended
                                                            September 30,                      September 30,
                                                         1995             1996              1995             1996
                                                       --------         --------          --------         ------


Income from continuing
  operations                                           $    938         $    459          $  4,578         $  2,111

Loss of discontinued
  operation                                                     -                -         (    622)                -
                                                       ----------       ----------        ---------        ----------

Net income                                             $    938         $    459          $  3,956         $  2,111
                                                       ========         ========          ========         ========



Weighted average number of
  common shares outstanding                             99,911            99,911            68,208           99,911



Income per share from
  continuing operations                                $   9.39         $   4.59          $  67.12         $  21.13

Loss per share of discontinued
  operation                                                     -                -         (  9.12)                 -
                                                       ----------       ----------        --------         ----------

Net income per share                                   $   9.39         $   4.59          $  58.00         $  21.13
                                                       ========         ========          ========         ========