Form 10-Q/A
period 1996-09-30
LANESBOROUGH CORP /DE/
filed 1996-11-14
CIK 810019

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

                        Quarter Ended September 30, 1996

                                     INDEX

                                                                   Page
                                                                   No.


PART II.         OTHER INFORMATION

                 Item 6 -      Exhibits and Reports on Form 8-K          2

                 Signatures                                              3



                          PART II - OTHER INFORMATION


Item 6(a).  Exhibits


            Exhibit
            Number                       Description

              10.1* Corporate Revolving and Term Loan Agreement between BCC and Manufacturers and Traders Trust Company dated October 11, 1996

              11.1             Computation of Earnings (Loss) per Share
                               (previously filed)

              27.1             Financial Data Schedule (previously filed)







Item 6(b).  Reports on Form 8-K

            Not applicable.





---------------
*  Filed herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       LANESBOROUGH CORPORATION





Date:   November 7, 1996                  /s/ Craig L. McKibben
        ----------------               ------------------------
                                       Craig L. McKibben
                                       Chairman and Chief Executive
                                       Officer



Date:   November 7, 1996                  /s/ William O. Fields, Jr.
        ----------------               -----------------------------
                                       William O. Fields, Jr.
                                       Secretary and Treasurer

                            LANESBOROUGH CORPORATION
               FORM 10-Q/A, AMENDMENT NO. 1 for the Quarter Ended
                               September 30, 1996

                                 EXHIBIT INDEX




  EXHIBIT
  NUMBER                                DESCRIPTION

   10.1* Corporate Revolving and Term Loan Agreement between BCC and Manufacturers and Traders Trust Company dated October 11, 1996

   11.1           Computation of Earnings (Loss) per Share (previously filed)

   27.1           Financial Data Schedule (previously filed)



---------------
*  Filed herewith.

                                                                 EXHIBIT 10.1


                  CORPORATE REVOLVING AND TERM LOAN AGREEMENT

                                    BETWEEN

                    MANUFACTURERS AND TRADERS TRUST COMPANY

                                      AND

                           BUFFALO COLOR CORPORATION




                             DATED October 11, 1996

                                                 TABLE OF CONTENTS



1.       DEFINITIONS...................................................1

         a.       Accumulated Funding Deficiency.......................1

         b.       Affiliate............................................1

         c.       Bankruptcy Law.......................................2

         d.       Bank's Prime Rate....................................2

         e.       CERCLA...............................................2

         f.       Control..............................................2

         g.       Distribution.........................................3

         h.       Eligible Account.....................................3

         i.       Eligible Inventory...................................6

         j.       Environmental Law....................................6

         k.       ERISA................................................7

         l.       Event of Default.....................................7

         m.       Governmental Authority..............................11

         n.       Hazardous Material..................................11

         o.       Internal Revenue Code...............................11

         p.       Law.................................................11

         q.       Loan................................................12

         r.       Loan Document.......................................12

         s.       Material Adverse Effect.............................12

         t.       Pension Plan........................................13

         u.       Permitted Investment................................13

         v.       Permitted Lien......................................14

         w.       Permitted Loan......................................16

         x.       Person..............................................17

         y.       Potential Event of Default..........................17

         z.       Prohibited Transaction..............................17

         aa.      Release.............................................17

         bb.      Reportable Event....................................17

         cc.      Revolving Loan......................................17

         dd.      Revolving Loan Maturity Date........................18

         ee.      Subsidiary..........................................18

         ff.      Term Loan...........................................18

         gg.      Other Definitions...................................18

2.       REVOLVING LOANS..............................................19

         a.       Making and Obtaining Revolving Loans................19

         b.       Revolving Loan Note.................................21

         c.       Repayment...........................................22

         d.       Optional Repayment in Advance.......................22

         e.       Interest............................................22

         f.       Late Charge.........................................24

         g.       Commitment Fee......................................24

         h.       Non-Usage Fee.......................................24

         i.       Exit Fee............................................25

         j.       General Provisions as to Repayment and Payment......26

3.       TERM LOAN....................................................27

         a.       Making and Obtaining Loan...........................27

         b.       Termination of Obligation...........................27

         c.       Repayment...........................................27

         d.       Optional Repayment in Advance.......................28

         e.       Interest............................................29

         f.       Late Charge.........................................30

         g.       Commitment Fee......................................30

         h.       Exit Fee............................................30

         i.       General Provisions as to Repayment and Payment......31

4.       PREREQUISITES TO LOAN........................................32

         a.       No Default..........................................32

         b.       Representations and Warranties......................33

         c.       Proceedings.........................................33

         d.       Receipt by Bank.....................................34

5.       REPRESENTATIONS AND WARRANTIES...............................38

         a.       Use of Proceeds.....................................38

         b.       Subsidiaries; Affiliates............................38

         c.       Good Standing; Qualification; Authority.............39

         d.       Control.............................................39

         e.       Compliance..........................................39

         f.       Environmental Matters...............................41

         g.       Legality............................................43

         h.       Fiscal Year.........................................46

         i.       Financial Statements................................46

         j.       Material Adverse Effects; Distributions.............47

         k.       Tax Returns and Payments............................48

         l.       Certain Indebtedness................................48

         m.       Pension Obligations.................................49

         n.       Leases..............................................50

         o.       Assets; Liens and Encumbrances......................50

         p.       Investments.........................................51

         q.       Loans...............................................51

         r.       Judgments and Litigation............................51

         s.       Transactions with Affiliates........................51

         t.       Default.............................................52

         u.       Full Disclosure.....................................52

6.  AFFIRMATIVE COVENANTS.............................................52

         a.       Good Standing; Qualification........................53

         b.       Compliance..........................................53

         c.       Working Capital; Current Ratio......................55

         d.       Cash Flow Coverage..................................56

         e.       Net Worth; Liabilities..............................57

         f.       Accounting; Reserves; Tax Returns...................57

         g.       Financial and Other Information; Certificates of

                  No Default..........................................57

         h.       Information as to Accounts and Inventory............60

         i.       Payment of Certain Indebtedness.....................62

         j.       Maintenance of Title and Assets; Insurance..........62

         k.       Inspections.........................................63

         l.       Pension Obligations.................................64

         m.       Changes in Management, Ownership and Control........65

         n.       Judgments...........................................65

         o.       Litigation..........................................66

         p.       Liens and Encumbrances..............................67

         q.       Events and Conditions Affecting Accounts............68

         r.       Defaults and Material Adverse Effects...............69

         s.       Additional Guaranties and Security Agreements.......69

         t.       Further Actions.....................................70

7.       NEGATIVE COVENANTS...........................................70

         a.       Fiscal Year.........................................71

         b.       Certain Indebtedness................................70

         c.       Compensation........................................72

         d.       Pension Obligations.................................72

         e.       Liens and Encumbrances..............................73

         f.       Capital Expenditures................................73

         g.       Operating Leases....................................74

         h.       Investments.........................................74

         i.       Loans...............................................75

         j.       Transactions with Affiliates........................75

         k.       Distributions.......................................75

         l.       Corporate and Other Changes ........................77

         m.       Sale of Receivables.................................78

         n.       Stock of or Ownership Interest in Subsidiary........78

         o.       Full Disclosure.....................................79

8.       INDEBTEDNESS IMMEDIATELY DUE.................................78

9.       EXPENSES; INDEMNIFICATION....................................79

         a.       Loan Document Expenses..............................79

         b.       Collection Expenses.................................80

         c.       Expenses Due to Law Changes.........................81

         d.       Environmental Indemnification.......................83

10.      NOTICES......................................................84

         a.       By Bank to Borrower.................................84

         b.       By Borrower to Bank.................................85

11.      MISCELLANEOUS................................................85

         a.       Term; Survival......................................85

         b.       Survival; Reliance..................................85

         c.       Right of Setoff.....................................86

         d.       Assignment or Grant of Participation................87

         e.       Binding Effect......................................88

         f.       Entire Agreement, Modifications and Waivers.........88

         g.       Rights and Remedies Cumulative......................89

         h.       Requests............................................89

         i.       Extent of Consents and Waivers......................89

         j.       Directly or Indirectly..............................90

         k.       Accounting Terms and Computations...................90

         l.       Reference to Law....................................91

         m.       Reference to Governmental Authority.................91

         n.       Severability........................................91

         o.       Governing Law.......................................92

         p.       Headings............................................92

         q.       Confidentiality.....................................92

12.  CONSENTS AND WAIVERS RELATING TO LEGAL PROCEEDINGS...............93

         a.       JURISDICTIONAL CONSENTS AND WAIVERS.................93

         b.       WAIVER OF TRIAL BY JURY AND CLAIMS TO CERTAIN

                  DAMAGES.............................................94

                  CORPORATE REVOLVING AND TERM LOAN AGREEMENT

                  This Agreement is made this 11th day of October 1996 between Manufacturers and Traders Trust Company, a New York banking corporation having its chief executive office at One M&T Plaza, Buffalo, New York 14240, (the "Bank") and Buffalo Color Corporation, a Delaware business corporation having its chief executive office at Suite 201, 959 Route 46 East, Parsippany, New Jersey 07054 and its principal office at 100 Lee Street, Buffalo, New York 14210, (the "Borrower").

                  The Bank and the Borrower agree as follows:

                  1.       DEFINITIONS.  For purposes of this Agreement:

                  a. Accumulated Funding Deficiency. "Accumulated Funding Deficiency" has the meaning given to such term in Section
412(a) of the Internal Revenue Code.

                  b. Affiliate. "Affiliate" means, other than the Borrower and all Subsidiaries, (i) any Person who or that now or hereafter has Control of or is now or hereafter under common
Control with the Borrower or any Subsidiary or over whom or which the Borrower or any Subsidiary now or hereafter has Control, (ii) any Person who is now or hereafter a member of the immediate family of any Person referred to in clause (i) of this sentence,

(iii) any Person who is now or hereafter a director or officer of the Borrower or any Subsidiary or has functions with respect to any Subsidiary similar to those of a director or officer of a corporation or (iv) any Person who is now or hereafter a member of the immediate family of any Person referred to in clause (iii) of this sentence or over whom or which any such Person now or hereafter has Control.

                  c. Bankruptcy Law. "Bankruptcy Law" means any bankruptcy or insolvency Law or any other Law relating to the relief of debtors, the readjustment, composition or extension of indebtedness, liquidation or reorganization.

                  d. Bank's Prime Rate. The "Bank's Prime Rate" means the rate announced by the Bank as its prime rate of interest, whether or not such rate is actually the lowest or best rate charged by the Bank in connection with any loan or other extension of credit made by the Bank.

                  e. CERCLA. "CERCLA" means the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended.

                  f. Control. "Control" means, with respect to any Person, whether direct or indirect, (i) the power to vote 10% or more of the outstanding shares of any class of stock of such Person ordinarily having the power to vote for the election of directors of such Person or 10% or more of any class of other ownership interest in such Person ordinarily having the power to vote for the election of, appoint or otherwise designate Persons having functions with respect to such Person similar to those of directors of a corporation or the power to direct or cause the direction of the management and policies of such Person, (ii) the beneficial ownership of 10% or more of the outstanding shares of any class of stock of such Person or 10% or more of any class of other ownership interest in such Person or (iii) the power to direct or cause the direction of the management and policies of such Person, whether by ownership of any stock or other ownership interest, by agreement or otherwise.

                  g. Distribution. "Distribution" means, with respect to any Person, (i) any dividend or other distribution, whether in cash or in the form of any other asset, on account of any of its stock or any other ownership interest therein or (ii) any payment on account of the purchase, redemption, retirement or other acquisition of any of its stock or any other ownership interest therein.

                  h. Eligible Account. "Eligible Account" means, at any time, any Account of the Borrower that at such time is an

Account (i) in which the Bank has a perfected first security interest, (ii) that is lawfully owned by the Borrower alone, (iii) that arose in the ordinary course of the business of the Borrower from services fully and satisfactorily performed by the Borrower or the absolute sale by the Borrower of any Inventory of the Borrower that (A) theretofore has been shipped or delivered to and finally accepted by the Account Debtor obligated with respect thereto and (B) has not theretofore been returned, rejected or damaged, (iv) as to which each applicable covenant set forth in any security agreement between the Borrower and the Bank is being met and as to which each applicable representation or warranty set forth in any such security agreement is true and correct, (v) that has not been in existence for more than 90 days, (vi) that is not evidenced by any Chattel Paper or Instrument not theretofore delivered to the Bank with each endorsement, instrument of assignment or other writing that the Bank deems necessary or desirable at the sole option of the Bank to accomplish the assignment or other transfer of such Chattel Paper or Instrument to the Bank,
(vii) that did not arise from a contract or order that prohibited, attempted to render void or unenforceable or required any consent to any assignment thereof or the grant of any security interest therein, (viii) that is not owing by an Account Debtor who or that (A) is obligated to the Borrower with respect to Accounts more than 50% of the aggregate outstanding principal amounts of which are unpaid for more than

90 days after coming into existence, (B) has been dissolved, ceased to exist, assigned or otherwise transferred or disposed of all or substantially all of his, her or its assets, died or become incompetent or insolvent (however such insolvency is evidenced), is generally failing to pay his, her or its debts as they become due, has suspended or ceased his, her or its business, had any receiver, trustee, custodian or similar Person for him, her or it or any of his, her or its assets appointed (whether with or without his, her or its consent), made any assignment for the benefit of creditors or commenced or had commenced against him, her or it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of or the settlement of claims against him, her or it, (C) the Bank in good faith determines and notifies the Borrower is an uncreditworthy Account Debtor or (D) is a Subsidiary or Affiliate and
(ix) that is not of a type that the Bank in good faith determines and notifies the Borrower meets the general criteria of the Bank for ineligible Accounts; provided, however, that, if such Account is owing by an Account Debtor who or that is a supplier of the Borrower or is an affiliate of any supplier of the Borrower, it shall be an ineligible Account except to the extent that the amount thereof exceeds the aggregate amount owing by the Borrower to such Account Debtor.

                  i. Eligible Inventory. "Eligible Inventory" means, at any time, any Inventory that at such time is Inventory (i) in which the Bank has a perfected first security interest, (ii) that is lawfully owned by the Borrower alone, (iii) that has been produced or acquired by the Borrower in the ordinary course of the business of the Borrower, (iv) that is of a type normally sold by the Borrower in the ordinary course of the business of the Borrower, (v) that is new and unused, (vi) as to which any applicable covenant set forth in any security agreement between the Bank and the Borrower is being met and each applicable representation and warranty set forth in any such security agreement is true and correct, (vii) that has not given rise to any Account in which the Bank has any security interest, (viii) that has not been held by the Borrower for more than five years, (ix) that does not constitute returned, rejected, damaged or obsolete goods or spare parts, (x) that is not subject to any Document, (xi) that is not work-in-process and (xii) that is not of a type that the Bank in good faith determines and notifies the Borrower meets the general criteria of the Bank for ineligible Inventory.

                  j. Environmental Law. "Environmental Law" means any Law relating to public health or protection of the environment, including, but not limited to, (i) CERCLA and (ii) the Resource
Conservation and Recovery Act, as amended.

                  k. ERISA. "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

                  l. Event of Default. An "Event of Default" occurs or exists if (i) the Borrower (A) defaults in the repayment when due of any of the principal amount of any Loan, (B) defaults for more than three days in the payment when due of any interest payable pursuant to this Agreement or any other amount payable by the Borrower to the Bank pursuant to this Agreement other than any of the principal amount of any Loan, (C) defaults for more than 30 days in the performance when due of any obligation to the Bank pursuant to
Section 6 of this Agreement or (D) defaults in the performance when due of any obligation to the Bank pursuant to this Agreement other than any obligation to pay any money to the Bank and any obligation to the Bank pursuant to Section 6 of this Agreement, (ii) the Borrower or any Subsidiary defaults in the performance when due, whether by acceleration or otherwise, of any obligation (including, but not limited to, any obligation to pay any money, whether for any principal, interest, fee, charge, cost or expense or otherwise), whether now existing or hereafter arising or accruing, to the Bank or any other Person other than, in the case of any Person other than the Bank, any obligation to pay any money in connection with any indebtedness of $300,000 or less, the maturity of any such obligation is accelerated or there occurs or exists any event or condition that, after giving effect to any applicable grace period, constitutes a default with respect to or permits the acceleration of the maturity of any such obligation, (iii) the Borrower or any Subsidiary ceases to exist, makes or permits a fraudulent transfer or fraudulent conveyance of any of its assets, makes any bulk sale, sends any notice of any intended bulk sale, becomes insolvent (however such insolvency is evidenced), generally fails to pay its debts as they become due or has served, filed or recorded against it or any of its assets any judgment, order or award of any Governmental Authority or arbitrator other than (A) any such judgment, order or award for the payment of not in excess of $300,000 beyond any amount covered by insurance and (B) any such judgment, order or award (I) the validity of which is being contested in good faith by appropriate proceedings promptly initiated and diligently conducted, (II) for which adequate reserves have been established, (III) the execution or other enforcement of which is effectively stayed and (IV) that does not have any Material Adverse Effect, (iv) the Borrower or any Subsidiary has any receiver, trustee, custodian or similar Person for it or any of its assets appointed (whether with or without its consent), makes any assignment for the benefit of creditors or commences or has commenced against it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of or the settlement of claims against it and, with respect to any such case or other proceeding pursuant to any Bankruptcy Law commenced against it, (A) such case or other proceeding is not discharged or stayed within 60 days after such commencement or (B) any such stay is terminated, (v) any representation or warranty made by the Borrower in this Agreement proves to have been incorrect or misleading in any material respect as of the date of this Agreement or, except to the extent updated in a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and received by the Bank at or before any time as of which such representation or warranty is deemed to have been so made, as of such time, (vi) any financial statement heretofore or hereafter provided to the Bank by or on behalf of the Borrower or any Subsidiary proves, as of the date thereof, to have been incorrect or misleading in any material respect or before the execution and delivery to the Bank by the Borrower of this Agreement there occurred and was not disclosed to the Bank any material adverse change in any information disclosed in any financial statement heretofore so provided, (vii) there occurs or exists with respect to any Pension Plan any Prohibited Transaction, Reportable Event or other event or condition that, in the opinion of the Bank, constitutes or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, the

Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan, any Person other than the Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan that is, in the opinion of the Bank, likely to result in the termination of such Pension Plan, any trustee is appointed by a United States District Court to administer any Pension Plan, any Pension Plan is terminated or there are vested unfunded liabilities under any Pension Plan that, in the opinion of the Bank, have or will or is reasonably likely to have any Material Adverse Effect or (viii) there occurs any change in (A) the identity of the Chairman, President or chief executive officer of the Borrower, (B) the beneficial ownership by any Person having Control of the Borrower or any Subsidiary of any stock or other ownership interest in the Borrower or any Subsidiary ordinarily having the power to vote for the election of directors of the Borrower or any Subsidiary or the power to vote for the election of, appoint or otherwise designate Persons having functions with respect to any Subsidiary similar to those of directors of a corporation or the power to direct or cause the direction of the management and policies of any Subsidiary or (C) direct Control of the Borrower or any Subsidiary that is, in the opinion of the Bank, materially adverse to its interest and is not corrected to its full satisfaction within 30 days after it gives to the Borrower a notice that it considers such change materially adverse to its interest.

                  m. Governmental Authority. "Governmental Authority" means any government, political subdivision, court, agency, central bank or other entity, body, organization or group exercising any executive, legislative, judicial, fiscal, monetary, regulatory or administrative function of government.

                  n. Hazardous Material. "Hazardous Material" means (i) any "hazardous substance" as such term is defined in 42 U.S.C. ss. 9601(14), (ii) any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance for purposes of any other Environmental Law relating to or imposing any liability or standard of conduct with respect to any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance or (iii) any petroleum product used for fuel or lubrication.

                  o. Internal Revenue Code. The "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

                  p. Law. "Law" means any statute, ordinance, regulation, rule, interpretation, decision, guideline or other requirement enacted or issued by any Governmental Authority, whether or not having the force of law.

                  q.       Loan.  "Loan" means any Revolving Loan or the Term
Loan.

                  r. Loan Document. "Loan Document" means (i) this Agreement, (ii) any other agreement or instrument referred to in
Section 4d of this Agreement or (iii) any replacement of any such other agreement or instrument.

                  s. Material Adverse Effect. "Material Adverse Effect" means any material adverse effect on (i) the ability of the Borrower to repay when due any of the principal amount of any Loan or to pay when due any interest payable pursuant to this Agreement, any other amount payable by the Borrower to the Bank pursuant to this Agreement or any other indebtedness or other obligation of the Borrower to the Bank, whether now existing or hereafter arising or accruing, (ii) the ability of the Borrower or any Subsidiary to perform when due any obligation pursuant to any Loan Document or (iii) the business, operations, assets, affairs or condition (financial or other) of the Borrower and all Subsidiaries taken as a whole.

                  t. Pension Plan. "Pension Plan" means (i) any pension plan, as such term is defined in Section 3(2) of ERISA, (A) that has heretofore been or is hereafter established or maintained by the Borrower, any Subsidiary or any other Person that is, together with the Borrower or any Subsidiary, a member of a controlled group of corporations for purposes of Section 414(b) of the Internal Revenue Code or is under common control with the Borrower or any Subsidiary for purposes of Section 414(c) of the Internal Revenue Code, (B) to which contributions have heretofore been or are hereafter made by the Borrower, any Subsidiary or any such other Person or (C) to which the Borrower, any Subsidiary or any such other Person has heretofore agreed or hereafter agrees or otherwise has heretofore incurred or hereafter incurs any obligation to make contributions or (ii) any trust heretofore or hereafter created under any such pension plan.

                  u. Permitted Investment. "Permitted Investment" means any investment by the Borrower or any Subsidiary in (i) any readily marketable direct obligation of the United States maturing within one year after the date of its acquisition thereof, (ii) any time deposit maturing within one year after the date of its acquisition thereof and issued by any banking institution that is incorporated under any statute of the United States or any state of the United States and has a combined capital and surplus of not less than $500,000,000, (iii) any demand or savings deposit with any such banking institution, (iv) any security of any Subsidiary if such security is owned by it on the date of this Agreement or (v) any security fully and accurately described under the heading "Permitted Investments" in Exhibit A attached to and made a part of this Agreement.

                  v. Permitted Lien. "Permitted Lien" means (i) any lease of any asset by the Borrower or any Subsidiary as a lessor in the ordinary course of its business and without interference with the conduct of its business or operations, (ii) any pledge or deposit made by the Borrower or any Subsidiary in the ordinary course of its business (A) in connection with any workers' compensation, unemployment insurance, social security or similar Law or (B) to secure the payment of any indebtedness or other obligation in connection with any letter of credit, bid, tender, trade or government contract, lease, surety, appeal or performance bond or Law, or any similar indebtedness or other obligation, not incurred in connection with the borrowing of any money or the deferral of the payment of the purchase price of any asset, (iii) any attachment, levy or similar lien with respect to the Borrower or any Subsidiary arising in connection with any action or other legal proceeding so long as (A) the validity of the claim or judgment secured thereby is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (B) adequate reserves have been appropriately established for such claim or judgment, (C) the execution or other enforcement of such attachment, levy or similar lien is effectively stayed and (D) neither such claim or judgment nor such attachment, levy or similar lien has any Material Adverse Effect, (iv) any statutory lien in favor of the United States for any amount paid to the Borrower or any Subsidiary as a progress payment pursuant to any government contract, (v) any statutory lien securing the payment of any tax, assessment, fee, charge, fine or penalty imposed by any government or political subdivision upon the Borrower, any Subsidiary or any of the assets, income and franchises of the Borrower or any Subsidiary but not yet required by
Section 6i of this Agreement to be paid, (vi) any statutory lien securing the payment of any claim or demand of any materialman, mechanic, carrier, warehouseman, garageman or landlord against the Borrower or any Subsidiary but not yet required by such Section 6i to be paid, (vii) any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or similar title exception or encumbrance affecting the title to any real property of the Borrower or any Subsidiary but not interfering with the conduct of its business or operations, (viii) any security interest, mortgage or other lien or encumbrance in favor of the Bank or (ix) any security interest, mortgage or other lien or encumbrance existing on the date of this Agreement and fully and accurately described under the heading "Permitted Liens" in Exhibit A attached to and made a part of this Agreement.

                  w. Permitted Loan. "Permitted Loan" means (i) any loan, advance or other extension of credit made by any Subsidiary to the Borrower or by the Borrower or any Subsidiary to any Subsidiary that (A) is a guarantor, without any limitation as to amount, of the payment of all indebtedness and other obligations of the Borrower to the Bank, whether now existing or hereafter arising or accruing, pursuant to a guaranty agreement in form and substance satisfactory to the Bank and (B) has granted to the Bank a security interest in all of its personal property and fixtures as security for the payment, without any limitation as to amount, of all such indebtedness and other obligations pursuant to a security agreement in form and substance satisfactory to the Bank, (ii) any deferral of the purchase price of any inventory or service sold by the Borrower or any Subsidiary in the ordinary course of its business, (iii) any advance made by the Borrower or any Subsidiary in the ordinary course of its business to any of its officers and employees for out-of-pocket expenses incurred by such officer or employee on its behalf in the conduct of its business or operations or (iv) any loan, advance or other extension of credit fully and accurately described under the heading "Permitted Loans" in Exhibit A attached to and made a part of this Agreement.

                  x. Person. "Person" means (i) any individual, corporation, partnership, limited liability company, joint venture, trust or unincorporated association, (ii) any Governmental Authority or (iii) any other entity, body, organization or group.

                  y. Potential Event of Default. "Potential Event of Default" means any event or condition that, after notice, lapse of time or both notice and lapse of time, would constitute an Event of Default.

              z.           Prohibited Transaction.  "Prohibited Transaction"
(i) has the meaning given to such term in Section 4975(c) of the Internal Revenue Code and (ii) means any transaction prohibited by Section 406(a) of ERISA.

             aa.           Release.  "Release" means any "release" as such
term is defined in 42 U.S.C. ss. 9601(22).

             bb.           Reportable Event.  "Reportable Event" has the
meaning given to such term in Section 4043(b) of ERISA.

             cc.           Revolving Loan.  "Revolving Loan" means any loan
by the Bank to the Borrower pursuant to Section 2a of this Agreement.

             dd.           Revolving Loan Maturity Date.  The "Revolving Loan
Maturity Date" means ____________________, 1999.

                  ee.      Subsidiary.  "Subsidiary" means any Person of
which the Borrower now or hereafter has beneficial ownership, whether direct or indirect, of (i) 50% or more of the outstanding shares of any class of stock ordinarily having the power to vote for the election of directors of such Person or 50% or more of any class of other ownership interest ordinarily having the power to vote for the election of, appoint or otherwise designate
Persons having functions with respect to such Person similar to those of directors of a corporation or the power to direct or cause the direction of the management and policies of such Person or (ii) such lower percentage of the outstanding shares of any class of such stock or any class of such other ownership interest as is sufficient to render such Person a subsidiary of the Borrower for purposes of generally accepted accounting principles as in effect at the time of determination of the status of such Person for purposes of this sentence.

             ff.           Term Loan.  "Term Loan" means the loan by the Bank
to the Borrower pursuant to Section 3a of this Agreement.

             gg.           Other Definitions.  Each of the following terms
has the meaning it has for purposes of the Uniform Commercial

Code of the State of New York on the date of this Agreement:  (i)
Account; (ii) Account Debtor; (iii) Chattel Paper; (iv) Document;
(v) Instrument; and (vi) Inventory.

                  2.       REVOLVING LOANS.

                  a. Making and Obtaining Revolving Loans. Upon and subject to each term and condition of this Agreement, at any time and from time to time during the period beginning on the date of this Agreement and ending on the day before the Revolving Loan Maturity Date, the Borrower may obtain Revolving Loans from the Bank, and the Bank shall make Revolving Loans to the Borrower. The principal amount of each Revolving Loan shall be an integral multiple of $100,000, and the aggregate outstanding principal amounts of all Revolving Loans shall not at any time exceed $5,500,000 minus the total of (i) the aggregate face amounts of all standby or documentary letters of credit issued by the Bank for the account of the Borrower or any Subsidiary and outstanding at such time and (ii) the aggregate amount of all draws under any standby or documentary letter of credit issued by the Bank for the account of the Borrower or any Subsidiary for which the Bank has not been reimbursed at such time. The aggregate outstanding principal amounts of all Revolving Loans the proceeds of which are used for working capital of the Borrower shall not at any time exceed $3,500,000. The total at any time of (i) the aggregate outstanding principal amounts of all Revolving Loans, (ii) the aggregate face amounts of all standby or documentary letters of credit issued by the Bank for the account of the Borrower or any Subsidiary and outstanding at such time, (iii) the aggregate amount of all draws under any standby or documentary letter of credit issued by the Bank for the account of the Borrower or any Subsidiary for which the Bank has not been reimbursed at such time and
(iv) the outstanding principal amount of the Term Loan shall not exceed the total at such time of (i) 80% of all Eligible Accounts at such time owing by Account Debtors located in the United States or Canada, (ii) 25% of all Eligible Accounts at such time owing by Account Debtors not located in the United States or Canada and (iii) the lesser of (A) 50% of the lesser of (I) the aggregate cost of all Eligible Inventory or (II) the aggregate fair market value at such time of all Eligible Inventory or (B) $2,500,000 minus the portion of the principal amount of the Term Loan that has been repaid at such time. The Bank may treat as made by the Borrower and rely upon, and the Borrower shall be bound by, any oral (including, but not limited to, telephonic), written or other (including, but not limited to, facsimile) request for such Revolving Loan that the Bank believes in good faith to be valid and to have been made in the name or on behalf of the Borrower by any officer of the Borrower, and the Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of making such Revolving Loan. Each request for a Revolving Loan shall state the amount requested as the principal amount of such Revolving Loan and the business day of the Bank on which such Revolving Loan is requested to be made and shall be irrevocable; provided, however, that, if such business day is the day such request is received by the Bank and such request is so received after 10:00 a.m. on such day, the Bank may, but shall not be obligated to, treat such request as stating the next business day of the Bank as the date upon which such Revolving Loan is requested to be made.

                  b. Revolving Loan Note. The Bank shall set forth on the schedule attached to and made a part of the Revolving Loan Note referred to in clause (i) of Section 4d of this Agreement or any similar schedule or loan account (including, but not limited to, any similar schedule or loan account maintained in computerized records) annotations evidencing (i) the date and principal amount of each Revolving Loan, (ii) the date and amount of each payment applied to the outstanding principal amount of such Revolving Loan Note and (iii) such outstanding principal amount after each Revolving Loan and each such payment. Each such annotation shall, in the absence of manifest error, be conclusive and binding upon the Borrower. No failure of the Bank to make and no error by the Bank in making any annotation on such attached schedule or any such similar schedule or loan account shall affect the obligation of the Borrower to repay the principal amount of each Revolving Loan, the obligation of the Borrower to pay interest on the outstanding principal amount of each Revolving Loan or any other obligation of the Borrower to the Bank pursuant to this Agreement.

                  c. Repayment. The Borrower shall repay the aggregate outstanding principal amounts of all Revolving Loans to the Bank on the Revolving Loan Maturity Date, when the Borrower shall pay to the Bank all interest payable pursuant to this Agreement in connection with any Revolving Loan and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement in connection with any Revolving Loan and remaining unpaid.

                  d. Optional Repayment in Advance. The Borrower shall have the option of repaying the outstanding principal amount of any Revolving Loan to the Bank in advance in full or part at any time and from time to time without any premium or penalty.

                  e. Interest. From and including the date the first Revolving Loan is made to but not including the date the aggregate outstanding principal amounts of all Revolving Loans are repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such aggregate outstanding principal amounts at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such aggregate outstanding principal amounts be the total of (A) 1 1/2% and (B) the rate in effect such day as the Bank's Prime Rate and (ii) on each day subsequent to the last day described in clause (i) of this sentence be the total of (A) 4% and
(B) the rate in effect such subsequent day as the Bank's Prime Rate; provided, however, that (A) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (B) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 2c of this Agreement, (i) a payment of such interest shall become due on the first day of each calendar month, beginning on the first day of the first calendar month after the calendar month in which the first Revolving Loan is made.

                  f. Late Charge. If any of the principal amount of any Revolving Loan is not repaid, or any interest payable pursuant to this Agreement in connection with any Revolving Loan is not paid, by the date it becomes due, whether by acceleration or otherwise, the Borrower shall pay to the Bank on demand made by the Bank a late charge of the greater of (i) 5% thereof or (ii) $50.

                  g. Commitment Fee. Upon the execution and delivery to the Bank of this Agreement by the Borrower, the Borrower shall pay to the Bank the remaining $9,200 of the commitment fee of $27,500 payable to the Bank by the Borrower in connection with Revolving Loans.

                  h. Non-Usage Fee. For each period (i) beginning on the date of this Agreement and ending on the last day of the calendar quarter containing such date, (ii) consisting of a calendar quarter beginning after the calendar quarter containing the date of this Agreement and ending before the calendar quarter containing the day before the Revolving Loan Maturity Date or (iii) beginning on the first day of the calendar quarter containing the day before the Revolving Loan Maturity Date and ending on such day, the Borrower shall pay to the Bank on demand made by the Bank a non-usage fee equal to the product obtained by multiplying (A) the difference between $5,500,000 and the daily average during such period of the total of (I) the aggregate outstanding principal amounts of all Revolving Loans and (II) the aggregate face amounts of all standby or documentary letters of credit issued by the Bank for the account of the Borrower or any Subsidiary first by (B) 1/4% and then by (C) the fraction obtained by dividing the number of days in such period by 360; provided, however, that (1) in no event shall there be payable any such non-usage fee that would result in interest being payable on the outstanding principal amount of any Revolving Loan at a rate in excess of the maximum rate permitted by applicable law and (2) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate.

                  i. Exit Fee. If the Borrower ends its borrowing relationship with the Bank within three years after the date of this Agreement, the Borrower shall pay to the Bank on demand made by the Bank an exit fee of 2% of the average aggregate outstanding principal amounts of all Revolving Loans during the calendar quarter preceding the calendar quarter in which such borrowing relationship is ended.

                  j. General Provisions as to Repayment and Payment. Repayment of the principal amount of each Revolving Loan, payment of all interest payable pursuant to this Agreement in connection with any Revolving Loan and payment of all other amounts payable by the Borrower to the Bank pursuant to this Agreement in connection with any Revolving Loan shall be made in lawful money of the United States and immediately available funds at the banking office of the Bank located at One Fountain Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrower by the Bank. Such repayment or payment shall be made without any setoff or counterclaim and free and clear of and without any deduction or withholding for any tax, assessment, fee, charge, fine or penalty imposed by any Governmental Authority; provided, however, that, if such deduction or withholding is required by any Law, (i) such repayment or payment shall include such additional amount as necessary to result in the net amount of such repayment or payment after such deduction or withholding not being less than the amount of such repayment or payment without such deduction or withholding, (ii) the Borrower shall make such deduction or withholding and
(iii) the Borrower shall pay the amount of such deduction or withholding as required by such Law. No such repayment or payment shall be deemed to have been received by the Bank until received by the Bank at the office of the Bank determined in accordance with the second preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 p.m. eastern United States time on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the Bank. If the time by which any of the principal amount of any Revolving Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2e of this Agreement.

                  3.       TERM LOAN.

                  a. Making and Obtaining Term Loan. Upon and subject to each term and condition of this Agreement, the Borrower shall obtain the Term Loan from the Bank, and the Bank shall make the Term Loan to the Borrower. The principal amount of the Term Loan shall be $3,000,000.

                  b. Termination of Obligation. Any obligation of the Bank to make the Term Loan shall terminate no later than October
____, 1996.

                  c. Repayment. The Borrower shall repay the principal amount of the Term Loan to the Bank in 36 installments, with the first of such installments to become due on the first day of the first calendar month after the calendar month in which the Term Loan is made and one of such installments to become due on the first day of each succeeding calendar month through the first day of the thirty-sixth calendar month after the calendar month in which the Term Loan is made, when the Borrower shall repay the outstanding principal amount of the Term Loan to the Bank and pay to the Bank all interest payable pursuant to this Agreement and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid. Each of the first 35 of such installments shall be $83,333.33, and the last of such installments shall be $83,333.45.

                  d. Optional Repayment in Advance. The Borrower shall have the option of repaying the outstanding principal amount of the Term Loan to the Bank in advance in full or part at any time and from time to time without any premium or penalty; provided, however, that (i) the amount of any such repayment in part shall be an integral multiple of $100,000 and (ii) upon making any such repayment in full the Borrower shall pay to the Bank all interest payable pursuant to this Agreement and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid. Each such repayment in part shall be applied to the installments of the principal amount of the Term Loan in the inverse order of such installments becoming due.

                  e.       Interest.  From and including the date the Term
Loan is made to but not including the date the outstanding principal amount of the Term Loan is repaid in full, the Borrower shall pay to the Bank interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such outstanding principal amount be the total of (A) 2% and (B) the rate in effect such day as the Bank's Prime Rate and (ii) on each day subsequent to the last day described in clause (i) of this sentence be the total of (A) 4% and (B) the rate in effect such subsequent day as the Bank's Prime Rate; provided, however, that
(A) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (B) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled and, if received by the Bank, shall be refunded to the Borrower, it being the intention of the Bank and the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 3c or 3d of this Agreement, a payment of such interest shall become due on the first day of each calendar month, beginning on the first day of the first calendar month after the calendar month in which the Term Loan is made.

                  f. Late Charge. If any of the principal amount of the Term Loan is not repaid, or any interest payable pursuant to this Agreement in connection with the Term Loan is not paid, by the date it becomes due, whether by acceleration or otherwise, the Borrower shall pay to the Bank on demand made by the Bank a late charge of the greater of (i) 5% thereof or (ii) $50.

                  g. Commitment Fee. Upon the execution and delivery to the Bank of this Agreement by the Borrower, the Borrower shall pay to the Bank the remaining $5,000 of the commitment fee of $15,000 payable to the Bank by the Borrower in connection with the Term Loan.

                  h. Exit Fee. If the Borrower ends its borrowing relationship with the Bank within three years after the date of this Agreement, the Borrower shall pay to the Bank on demand made by the Bank an exit fee of 2% of the average outstanding principal amount of the Term Loan during the calendar quarter preceding the calendar quarter in which such borrowing relationship is ended.

                  i. General Provisions as to Repayment and Payment. Repayment of the principal amount of the Term Loan, payment of all interest payable pursuant to this Agreement in connection with the Term Loan and payment of all other amounts payable by the Borrower to the Bank pursuant to this Agreement in connection with the Term Loan shall be made in lawful money of the United States and immediately available funds at the banking office of the Bank located at One Fountain Plaza, Buffalo, New York, or at such other office of the Bank as may at any time and from time to time be specified in any notice given to the Borrower by the Bank. Such repayment or payment shall be made without any setoff or counterclaim and free and clear of and without any deduction or withholding for any tax, assessment, fee, charge, fine or penalty imposed by any Governmental Authority; provided, however, that, if such deduction or withholding is required by any Law, (i) such repayment or payment shall include such additional amount as is necessary to result in the net amount of such repayment or payment after such deduction or withholding not being less than the amount of such repayment or payment without such deduction or withholding, (ii) the Borrower shall make such deduction or withholding and
(iii) the Borrower shall pay the
amount of such deduction or withholding as required by such Law. No such repayment or payment shall be deemed to have been received by the Bank until received by the Bank at the office of the Bank determined in accordance with the second preceding sentence, and any such repayment or payment received by the Bank at such office after 2:00 p.m. eastern United States time on any day shall be deemed to have been received by the Bank at the time such office opens for business on the next business day of the Bank. If the time by which any of the principal amount of the Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2e of this Agreement.

                  4. PREREQUISITES TO LOAN. The obligation of the Bank to make any Loan shall be conditioned upon the following:

                  a. No Default. (i) There not having occurred or existed at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and there not existing at the time such Loan is to be made any Event of Default or Potential Event of Default and (ii) the Bank not believing in good faith that any Event of Default or Potential Event of Default has so occurred or existed, so exists or, if such Loan is made, will occur or exist;

                  b. Representations and Warranties. (i) Each representation and warranty made in this Agreement being true and correct as of the date of this Agreement and, except to the extent updated in a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and received by the Bank at or before the time such Loan is to be made, as of such time, (ii) each other representation and warranty made to the Bank by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made being true and correct as of the date thereof, (iii) each financial statement provided to the Bank by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made being true and correct as of the date thereof and (iv) the Bank not believing in good faith that (A) any such representation or warranty, except to the extent so updated, was or is other than true and correct as of any date or time of determination of the truth or correctness thereof, (B) any event or condition the occurrence, non-occurrence, existence or non-existence of which is a subject of any such representation or warranty would or might have any Material Adverse Effect or
(C) any such financial statement was other than true and correct as of the date thereof;

                  c. Proceedings. The Bank being satisfied as to each corporate or other proceeding in connection with any transaction contemplated by this Agreement; and

                  d. Receipt by Bank. The receipt by the Bank at or before the time such Loan is to be made of the following, in form and substance satisfactory to the Bank:

             i. If such Loan is the first Revolving Loan, a Revolving Loan Note, appropriately completed and duly executed by the Borrower;

            ii. If such Loan is the Term Loan, a Term Loan Note, appropriately completed and duly executed by the Borrower;

           iii. If such Loan is a Revolving Loan, a request for such Loan determined by the Bank to meet the requirements for such a request set forth in Section 2a of this Agreement;

            iv. (A) A General Security Agreement, appropriately completed and duly executed by the Borrower, securing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank, whether now existing or hereafter arising or accruing, and (B) whether or not such Loan is the first Loan, evidence that neither such General Security Agreement nor any security agreement referred to in clause (ii) of Section 6p of this Agreement has been terminated as provided therein;

             v. If such Loan is the first Loan, an opinion of Battle Fowler, LLP, counsel to the Borrower;

            vi. A certificate executed by the President, a Vice President or the chief financial officer of the Borrower and stating that (A) there did not occur or exist at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Potential Event of Default and (B) each representation and warranty made in this Agreement was true and correct as of all times during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and received by the Bank at or before the time such Loan is to be made;

           vii. If such Loan is the first Loan, evidence that each of the Borrower and all Subsidiaries is at the time such Loan is to be made (A) in good standing under the law of the jurisdiction in which it is organized and
(B) duly qualified and in good standing as a foreign Person of its type authorized to do business in each jurisdiction in which such qualification is necessary;

          viii. If such Loan is the first Loan, a copy of each certificate or articles of incorporation or organization, by-laws, operating or partnership agreement or other charter, organizational or governing document of each of the Borrower and all Subsidiaries certified by its Secretary or a Person having functions with respect to it similar to those of the Secretary of a corporation to be complete and accurate at the time such Loan is to be made;

            ix. If such Loan is the first Loan, evidence of the taking and the continuation in full force and effect at the time such Loan is to be made of each corporate or other action of the Borrower or any other Person necessary to authorize the obtaining of all Loans by the Borrower, the execution, delivery to the Bank and performance of each Loan Document by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant to any Loan Document;

             x. If such Loan is the first Loan, evidence (A) that no asset subject to any security interest, mortgage or other lien or encumbrance pursuant to any Loan Document is at the time such Loan is to be made subject to any other security interest, mortgage or other lien or encumbrance, except for Permitted

Liens, and (B) of the making of each recording and filing, and the taking of each other action, deemed necessary or desirable by the Bank at the sole option of the Bank to perfect or otherwise establish, preserve or protect the priority of any such security interest, mortgage or other lien or encumbrance;

            xi. If such Loan is the first Loan, evidence that each requirement contained in any Loan Document with respect to insurance is being met at the time such Loan is to be made;

           xii. Each additional agreement, instrument and other writing (including, but not limited to, (A) each agreement, instrument and other writing intended to be filed or recorded with any Governmental Authority to perfect or otherwise establish, preserve or protect the priority of any security interest, mortgage or other lien or encumbrance created or imposed pursuant to any Loan Document and (B) if such Loan is not the first Loan, each item referred to in any of clauses (i) through (xi) of this Section 4d) required by any Loan Document or deemed necessary or desirable by the Bank at the sole option of the Bank;


          xiii. Payment of the remaining $9,200 of the commitment fee of $27,500 payable to the Bank by the Borrower in connection with Revolving Loans and the remaining $5,000 of the commitment fee of $15,000 payable to the Bank by the Borrower in connection with the Term Loan; and

           xiv. Payment of all costs and expenses payable pursuant to Section 9a of this Agreement at or before the time such Loan is to be made.

                  5. REPRESENTATIONS AND WARRANTIES. Except as fully and accurately described in Exhibit A attached to and made a part of this Agreement, the Borrower represents and warrants to the Bank, and, except to the extent updated in a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and received by the Bank before the time any Loan is made, the Borrower shall be deemed to represent and warrant to the Bank as of such time, as follows:

                  a. Use of Proceeds. The proceeds of each Revolving Loan will be used only for working capital of the Borrower. The proceeds of the Term Loan will be used only (i) to repay an existing term loan to the Borrower from Fleet Bank and (ii) for working capital of the Borrower.

                  b. Subsidiaries; Affiliates. The Borrower has (i) no Subsidiary and (ii) no Affiliate that is not an individual.

                  c. Good Standing; Qualification; Authority. Each of the Borrower and all Subsidiaries (i) is duly organized, validly existing and in good standing under the law of the jurisdiction in which it is organized, (ii) is duly qualified and in good standing as a foreign Person of its type authorized to do business in each jurisdiction in which such qualification is necessary and in which the failure to be so qualified would have any Material Adverse Effect and (iii) has the power and authority to conduct its business and operations as now and as anticipated that its business and operations will hereafter be conducted, own each of its assets and use each of its assets as now and as anticipated that such asset will hereafter be used.

                  d. Control. There is no Person other than the Borrower and all Subsidiaries who or that, insofar as the Borrower or any Subsidiary has knowledge or reason to know, has
(i) direct Control over the Borrower or any Subsidiary or (ii) the right pursuant to any agreement with any Person having such Control to acquire such Control.

                  e. Compliance. The present and currently anticipated conduct of the business and operations of the Borrower and each Subsidiary, the present and currently anticipated ownership and use of each asset of the Borrower and each Subsidiary, the present and currently anticipated use of each asset leased by the

Borrower or any Subsidiary as a lessee and the generation, treatment, storage, recycling, transportation and disposal by the Borrower or any Subsidiary of any Hazardous Material are in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental
Law), except for any failure to so comply that would not have any Material Adverse Effect. Each trademark, service mark, trade name, patent, copyright, license and franchise, and each authorization, certification, certificate, approval, permit and consent from, registration and filing with, declaration, report and notice to and other act by or relating to any Person, necessary for the present or currently anticipated conduct of the business or operations of the Borrower or any Subsidiary, the present or currently anticipated ownership or use of any asset of the Borrower or any Subsidiary, the present or currently anticipated use of any asset leased by the Borrower or any Subsidiary as a lessee or the generation, treatment, storage, recycling, transportation or disposal by the Borrower or any Subsidiary of any Hazardous Material has been duly obtained, made, given or done and is in full force and effect unless the failure to so obtain, make, give or do it and maintain it in full force and effect would not have any Material Adverse Effect. Except to the extent that the failure to do so would not have any Material Adverse Effect, each of the Borrower and all Subsidiaries (i) has taken or caused to be taken each action necessary to preserve and protect each such trademark, service mark, trade name, patent, copyright, license and franchise with respect to it and (ii) is in compliance in each material respect with (A) each such authorization, certification, certificate, approval, permit and consent with respect to it,
(B) each certificate or articles of incorporation or organization, by-laws, operating or partnership agreement or other charter, organizational or governing document of it and (C) each agreement and instrument to which it is a party or by which it or any of its assets is bound.

                  f. Environmental Matters. To the best of the current knowledge of the Borrower after due inquiry:

                  i. There has not been any Release or threatened Release of any Hazardous Material at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary that, whether alone or together with any other such Release or threatened Release or other such Releases and threatened Releases, has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect;

             ii. No property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary and no property to or from which the Borrower or any Subsidiary has transported or arranged for the transportation of any Hazardous Material has been listed or proposed for listing on the National Priorities List pursuant to CERCLA, the Comprehensive Environmental Response, Compensation and Liability Information System or any other list of sites requiring investigation or clean-up that is maintained by any Governmental Authority, except for any such listing that will not and is not reasonably likely to have any Material Adverse Effect;

            iii. There is no active or abandoned underground storage tank at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary that, whether alone or together with any other such storage tank or other such storage tanks, has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect;

             iv. There is no polychlorinated biphenyl or friable asbestos present at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary that, whether alone or together with any other such polychlorinated biphenyl, other such polychlorinated biphenyls or any other friable asbestos, has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect; and

                  v. There exists no condition at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary that, after notice, lapse of time or both notice and lapse of time, would or would be reasonably likely to give rise to any material liability under any Environmental Law that would or would be reasonably likely to have any Material Adverse Effect.

                  g. Legality. The obtaining of each Loan by the Borrower (i) is and will be in furtherance of the purposes of the Borrower and within the power and authority of the Borrower, (ii) does not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any Governmental
Authority or arbitrator or (B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of the Borrower pursuant to (I) the certificate or articles of incorporation or other charter document of the Borrower, (II) the by-laws or other organizational document of the Borrower,
(III) any shareholder agreement, voting trust or similar arrangement applicable to any stock of the Borrower, (IV) any resolution or other action of record of the shareholders or board of directors of the Borrower or (V) any agreement or instrument to which the Borrower is a party or by which the Borrower or any asset of the Borrower is bound and (iii) has been duly authorized by each necessary action of the shareholders or board of directors of the Borrower. The execution, delivery to the Bank and performance of each Loan Document by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant thereto (i) do not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any Governmental Authority or arbitrator or (B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or, other than pursuant to any Loan Document, result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of such Person pursuant to any agreement or instrument to which such Person is a party or by which such Person or any asset of such Person is bound and (ii) if such Person is not an individual, (A) are and will be in furtherance of the purposes of such Person and within the power and authority of such Person, (B) do not and will not violate, result in any violation of or result in or require the imposition or creation of any security interest in or mortgage or other lien or encumbrance upon any asset of such Person pursuant to
(I) any certificate or articles of incorporation or organization, by-laws, operating or partnership agreement or other charter, organizational or governing document of such Person, (II) any shareholder agreement, voting trust or similar arrangement applicable to any stock of or other ownership interest in such Person or (III) any resolution or other action of record of any such shareholders or members of such Person, any board of directors or trustees of such Person or any other Person responsible for governing such Person and (C) have been duly authorized by each necessary action of any such shareholders, members, board of directors or trustees or other Person. Each authorization, certification, certificate, approval, permit, consent, franchise and license from, registration and filing with, declaration, report and notice to and other act by or relating to any Person required as a condition of the obtaining of any Loan by the Borrower, the execution, delivery to the Bank or performance of any Loan Document by any Person other than the Bank who or that is contemplated by such Loan Document as a party thereto or the imposition or creation of any security interest, mortgage or other lien or encumbrance imposed or created pursuant to any Loan Document has been duly obtained, made, given or done and is in full force and effect. Each Loan Document has been duly executed and delivered to the Bank by each Person other than the Bank who or that is contemplated by such Loan Document as a party thereto.

                  h. Fiscal Year. The fiscal year of the Borrower and each Subsidiary is the 52- or 53-week period ending on the Sunday falling on or nearest to December 31.

                  i. Financial Statements. The Borrower has heretofore delivered to the Bank a copy of each of the following financial statements:

                  i. Audited consolidated statements of income and cash flows of the Borrower for its fiscal year ended December 31, 1995;

             ii. An audited consolidated balance sheet of the Borrower dated as of December 31, 1995;

            iii. Unaudited consolidated statements of income and cash flows of the Borrower for its fiscal quarter ended June 30, 1996; and

             iv. An unaudited consolidated balance sheet of the Borrower dated as of June 30, 1996.

Each such financial statement (i) is correct and complete in each material respect, (ii) is in accordance with the records of the Borrower and each Subsidiary, (iii) presents fairly (subject to normal and nonmaterial year-end adjustments if the fiscal period covered thereby is not a fiscal year of the Borrower or the date thereof is not the last day of such a fiscal year) the results of the consolidated operations and consolidated cash flows of the Borrower for the fiscal period covered thereby, or the consolidated financial position of the Borrower as of the date thereof, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal period of the Borrower and
(iv) if a balance sheet, reflects each indebtedness and other obligation of the Borrower or any Subsidiary as of the date thereof that has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect.

                  j. Material Adverse Effects; Distributions. Since June 30, 1996, (i) there has not occurred or existed any event or condition that has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect, and (ii) neither the Borrower nor any Subsidiary has declared, paid, made or agreed or otherwise incurred any obligation to declare, pay or make any Distribution.

                  k. Tax Returns and Payments. Each of the Borrower and all Subsidiaries has duly (i) filed each tax return required to be filed by it and
(ii) except to the extent that the failure to do so would not have any Material Adverse Effect, paid or caused to be paid each tax, assessment, fee, charge, fine and penalty that has been imposed by any Governmental Authority upon it or any of its assets, income and franchises and has become due.

                  l. Certain Indebtedness. Neither the Borrower nor any Subsidiary has any indebtedness or other obligation (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or (ii) pursuant to any guaranty or other contingent obligation (including, but not limited to, any obligation to (A) maintain the net worth of any other Person, (B) purchase or otherwise acquire or assume any indebtedness or other obligation or (C) provide funds for or otherwise assure the payment of any indebtedness or other obligation, whether by means of any investment, by means of any purchase, sale or other acquisition or disposition of any asset or service or otherwise), except for indebtedness and other obligations (I) to the Bank, (II) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business or (III) arising from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposit or collection.

                  m. Pension Obligations. No Pension Plan was or is a multiemployer plan, as such term is defined in Section 3(37) of ERISA. The present value of all benefits vested under any Pension Plan does not exceed the value of the assets of such Pension Plan allocable to such vested benefits. Since September 2, 1974, (i) no Prohibited Transaction that could subject any Pension Plan to any tax or penalty imposed pursuant to the Internal Revenue Code or ERISA has been engaged in by any Pension Plan, (ii) there has not occurred or existed with respect to any Pension Plan any Reportable Event or Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency, (B) after notice, lapse of time or both notice and lapse of time will or might constitute a Reportable Event or (C) constituted or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan,
(iii) no Pension Plan has been terminated, (iv) no trustee has been appointed by a United States District Court to administer any Pension Plan, (v) no proceeding seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan has been instituted, and (vi) neither the Borrower nor any Subsidiary has made any complete or partial withdrawal from any Pension Plan.

                  n. Leases. Neither the Borrower nor any Subsidiary is obligated (whether as a lessee or otherwise) pursuant to any capital or operating lease. Each capital or operating lease pursuant to which the Borrower or any Subsidiary is obligated (whether as a lessee or otherwise) entitles each lessee thereunder to undisturbed possession of each asset leased thereby during the full term thereof.

                  o. Assets; Liens and Encumbrances. Each of the Borrower and all Subsidiaries has good and marketable title to each asset it purports to own, and no such asset is subject to any security interest, mortgage or other lien or encumbrance, except for Permitted Liens.

                  p. Investments. Neither the Borrower nor any Subsidiary has any investment (whether by means of any purchase or other acquisition of any security or interest, by means of any capital contribution or otherwise) in any other Person, except for Permitted Investments.

                  q. Loans. Neither the Borrower nor any Subsidiary has made any loan, advance or other extension of credit with respect to which any sum is owing to it, except for Permitted
Loans.

                  r. Judgments and Litigation. There is no outstanding judgment, order or award of any Governmental Authority or arbitrator, and no pending or threatened claim, audit, investigation or action or other legal proceeding by or before any Governmental Authority or before any arbitrator, that (i) is against or otherwise involves the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary, (ii) has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect or (iii) renders invalid or questions the validity of any Loan Document or any action taken or to be taken pursuant to any Loan Document. No such outstanding judgment, order or award, and no such audit, investigation or action or other legal proceeding, described in Exhibit A attached to and made a part of the Agreement has had or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect.

                  s. Transactions with Affiliates. There exists no material agreement, arrangement, transaction or other dealing
(including, but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between the Borrower or any Subsidiary and any Affiliate, except for agreements, arrangements, transactions and other dealings in the ordinary course of business of the Borrower or any Subsidiary upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's length agreement, arrangement, transaction or other dealing with a Person who or that is not an Affiliate.

                  t. Default. There does not exist any Event of Default or Potential Event of Default.

                  u. Full Disclosure. Neither any Loan Document nor any certificate, financial statement or other writing heretofore provided to the Bank by or on behalf of the Borrower or any Subsidiary contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact contained therein not incorrect or misleading in any material respect.

                  6. AFFIRMATIVE COVENANTS. During the term of this Agreement, the Borrower shall do the following unless the prior written consent of the Bank to not doing so shall have been obtained by the Borrower:

                  a. Good Standing; Qualification. Cause each of the Borrower and all Subsidiaries at all times to (i) maintain its corporate, partnership or other existence in good standing and (ii) remain or become and remain duly qualified and in good standing as a foreign Person of its type authorized to do business in each jurisdiction in which such qualification is or becomes necessary and in which the failure to be so qualified would have any Material Adverse Effect;

                  b. Compliance. (i) Except to the extent that the failure to do so would not have any Material Adverse Effect, cause each of the Borrower and all Subsidiaries at all times to
(A) conduct its business and operations, own and use each of its assets, use each asset leased by it as a lessee, and generate, treat, store, recycle, transport and dispose of all Hazardous
Material in its possession or control, in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental Law), (B) maintain in full force and effect, preserve and protect each trademark, service mark, trade name, patent, copyright, license and franchise, and obtain, make, give or do and maintain in full force and effect each authorization, certification, certificate, approval, permit and consent from, registration and filing with, declaration, report and notice to and other act by or relating to any Person, necessary for the conduct of its business or operations, the ownership or use of any of its assets, the use of any asset leased by it as a lessee or the generation, treatment, storage, recycling, transportation or disposal of any Hazardous Material in its possession or control and (C) remain in compliance in each material respect with (I) each such authorization, certification, certificate, approval, permit, consent, franchise and license, (II) each certificate or articles of incorporation or organization, by-laws, operating or partnership agreement or other charter, organizational or governing document of it and (III) each agreement and instrument to which it is a party or by which it or any of its assets is bound,
(ii) immediately upon acquiring knowledge or reason to know of any notice or allegation that the Borrower or any Subsidiary (A) has not complied in any material respect with any applicable Law (including, but not limited to, any Environmental Law) in the conduct of its business or operations, the ownership or use of any of its assets, the use of any asset leased by it as a lessee or the generation, treatment, storage, recycling, transportation or disposal of any Hazardous Material in its possession or control, (B) has not maintained in full force and effect, preserved or protected any such trademark, service mark, trade name, patent, copyright, license or franchise or obtained, made, given, done or maintained in full force and effect any such authorization, certification, certificate, approval, permit, consent, registration, filing, declaration, report, notice or act, (C) has not complied in any material respect with any such license, franchise, authorization, certification, certificate, approval, permit, consent, certificate or articles of incorporation or organization, by-laws, operating or partnership agreement, other charter, organizational or governing document, agreement or instrument or (D) is or may be liable for any cost associated with or damage resulting from any Release, threatened Release or clean-up of any Hazardous Material, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such notice or allegation and what action the Borrower has taken, is taking or proposes to take with respect thereto and
(iii) immediately upon acquiring knowledge or reason to know of any development with respect to any such notice or allegation theretofore disclosed by the Borrower to the Bank that has or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such development and what action the Borrower has taken, is taking or proposes to take with respect thereto;

                  c. Working Capital; Current Ratio. Assure that at all times (i) the consolidated net working capital of the Borrow-er is at least $6,500,000 and (ii) all consolidated current assets of the Borrower other than indebtedness and other obligations of any Affiliate are not less than 150% of all consolidated current liabilities of the Borrower other than indebtedness and other obligations of the Borrower that are fully subordinated pursuant to a subordination agreement in form and substance satisfactory to the Bank to all indebtedness and other obligations of the Borrower to the Bank, whether now existing or hereafter arising or accruing;

                  d. Cash Flow Coverage. Assure that, beginning with the period consisting of the four fiscal quarters of the Borrower ending December 29, 1996, the total of the consolidated net income before income taxes, depreciation, amortization and interest expense of the Borrower for each period consisting of four fiscal quarters of the Borrower is not less than 120% of the total of (i) all interest paid or payable during such period in connection with any indebtedness or other obligation of the Borrower or any Subsidiary arising from the borrowing of any money or the deferral of the purchase price or capital lease of any asset, (ii) all principal scheduled to be payable during the following four fiscal quarters of the Borrower in connection with any such indebtedness or other obligation, (iii) all cash dividends declared or paid by the Borrower during such period and

(iv) all compensation paid or payable by the Borrower to Lanesborough Corporation during such period;

                  e. Net Worth; Liabilities. Assure that at all times (i) the consolidated tangible net worth of the Borrower is at least $18,000,000 and
(ii) all consolidated liabilities of the Borrower other than indebtedness and other obligations of the Borrower that are fully subordinated pursuant to a subordination agreement in form and substance satisfactory to the Bank to all indebtedness and other obligations of the Borrower to the Bank, whether now existing or hereafter arising or accruing, do not exceed 150% of such consolidated tangible net worth;

                  f. Accounting; Reserves; Tax Returns. Cause each of the Borrower and all Subsidiaries at all times to (i) maintain a system of accounting established and administered in accordance with generally accepted accounting principles, (ii) establish each reserve it is required by generally accepted accounting principles to establish and (iii) file each tax return it is required to file;

                  g.       Financial and Other Information; Certificates of
No Default. Provide to the Bank, in form satisfactory to the Bank, (i) within 45 days after the end of each fiscal quarter of each fiscal year of the Borrower, consolidating and consolidated statements of income and cash flows of the Borrower for such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal quarter and a consolidating and consolidated balance sheet of the Borrower as of the end of such fiscal quarter, each to be in reasonable detail, to set forth comparative consolidated figures for the corresponding period in the preceding fiscal year of the Borrower and to be certified by the chief financial officer of the Borrower to be correct and complete, to be in accordance with the records of the Borrower and each Subsidiary and to present fairly, subject to normal and nonmaterial year-end adjustments, the results of the operations and cash flows of the Borrower for such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal quarter, and the financial position of the Borrower as of the end of such fiscal quarter, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal quarter of the Borrower, (ii) within 90 days after the end of each fiscal year of the Borrower, consolidating and consolidated statements of income and cash flows of the Borrower for such fiscal year and a consolidating and consolidated balance sheet of the Borrower as of the end of such fiscal year, each to be in reasonable detail, to set forth comparative consolidated figures for the preceding fiscal year of the Borrower and to be certified by an independent certified public accountant acceptable to the Bank to present fairly the results of the operations and cash flows of the Borrower for such fiscal year, and the financial position of the Borrower as of the end of such fiscal year, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal year of the Borrower and to have been based upon an audit by such accountant that was made in accordance with generally accepted auditing standards and accordingly included such tests of accounting records and such other accounting procedures as such accountant deemed necessary in the circumstances, (iii) together with each statement of income and balance sheet required to be delivered by the Borrower to the Bank pursuant to clause (i) or (ii) of this Section 6g, a certificate (A) executed by the President, a Vice President or the chief financial officer of the Borrower, (B) setting forth whatever computations are required to establish whether the Borrower was in compliance with (I) each of the covenants contained in Sections 6c, 6d and 6e of this Agreement during the period covered by such statement of income and (II) if the period covered by such statement of income is a fiscal year of the Borrower, each of the covenants contained in Sections 7c, 7f and 7g of this Agreement during such period, (C) stating that the signers of such certificate have reviewed this Agreement and have made or have caused to be made under their supervision a review of the business, operations, assets, affairs and condition

(financial or other) of each of the Borrower and all Subsidiaries during the period beginning on the first date covered by such statement of income and ending on the date of such certificate and (D) if during the period described in clause (iii)(C) of this Section 6g there did not occur or exist and there does not then exist any Event of Default or Potential Event of Default, so stating or, if during such period any Event of Default or Potential Event of Default occurred or existed or any Event of Default or Potential Event of Default then exists, stating the nature thereof, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto and (iv) promptly upon the request of the Bank, all additional information relating to the Borrower, any Subsidiary or the business, operations, assets, affairs or condition (financial or other) of the Borrower or any Subsidiary that is so requested;

                  h. Information as to Accounts and Inventory. At such intervals as the Bank prescribes and in any event upon the making of any request for a Revolving Loan and during the first fifteen days of each calendar month, provide to the Bank (i) a certificate executed by the chief financial officer of the Borrower setting forth (A) the aggregate sum owing by Account
Debtors with respect to all Accounts of the Borrower on the date of such certificate, (B) the aggregate sum owing by Account

Debtors with respect to all Eligible Accounts on the date of such certificate,
(C) the aggregate cost and fair market value of all Inventory of the Borrower on the date of such certificate and (D) the aggregate cost and fair market value of all Eligible Inventory on the date of such certificate, (ii) a schedule showing the aging of all Accounts of the Borrower, Eligible Accounts, Inventory of the Borrower and Eligible Inventory, (iii) a schedule identifying each Account of the Borrower not previously so identified and setting forth (A) the name and address of each Account Debtor with respect to any such Account,
(B) the date, number, amount and due date of each invoice relating to any such Account and (C) a statement as to which of such Accounts constitute Eligible Accounts and (iv) if requested by the Bank, a copy of each invoice, bill of lading, shipping document, delivery receipt and other evidence of shipment or receipt of any Inventory of the Borrower or performance of any service by the Borrower giving rise to any Account identified to the Bank in any schedule provided to the Bank pursuant to clause (iii) of this Section 6h, the provision to the Bank by the Borrower of any such certificate, schedule, invoice, bill of lading, shipping document, delivery receipt or other evidence to constitute a representation and warranty to the Bank by the Borrower of the genuineness, correctness and completeness thereof on the date of such provision thereof to the Bank by the Borrower;

                  i. Payment of Certain Indebtedness. Cause each of the Borrower and all Subsidiaries to pay, before the end of any applicable grace period, each tax, assessment, fee, charge, fine and penalty imposed by any Governmental Authority upon it or any of its assets, income and franchises and each claim and demand of any materialman, mechanic, carrier, warehouseman, garageman or landlord against it; provided, however, that no such tax, assessment, fee, charge, fine, penalty, claim or demand shall be required to be so paid so long as (i) the validity thereof is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (ii) adequate reserves have been appropriately established therefor, (iii) the execution or other enforcement of any lien resulting therefrom is effectively stayed and (iv) the nonpayment thereof does not have any Material Adverse Effect;

                  j. Maintenance of Title and Assets; Insurance. Cause each of the Borrower and all Subsidiaries to (i) at all times maintain good and marketable title to each asset it purports to own, (ii) at all times maintain each of its tangible assets in good working order and condition, (iii) at any time and from time to time make each replacement of any of its tangible assets necessary or desirable for the conduct of its business or opera-tions, (iv) at all times keep each of its insurable tangible assets insured with financially sound and reputable insurance carriers against fire and other hazards to which extended coverage applies in such manner and to the extent that the amount of insurance carried on such asset shall not be less than the greater of (A) the replacement value of such asset and (B) the percentage of the actual cash value of such asset required by the policy providing such insurance in order that it shall not become its own insurer for any part of an otherwise recoverable loss with respect to such asset and (v) at all times keep adequately insured with financially sound and reputable insurance carriers against business interruption and liability on account of damage to any Person or asset or pursuant to any applicable workers' compensation Law;

                  k. Inspections. Upon reasonable notice from the Bank and at reasonable times, promptly permit each officer, employee, accountant, attorney and other agent of the Bank to (i) visit and inspect each of the premises of the Borrower and each Subsidiary,
(ii) examine, audit, copy and extract each record of the Borrower and each Subsidiary and (iii) discuss the business, operations, assets, affairs and condition (financial or other) of the Borrower and each Subsidiary with each responsible officer of the Borrower and each Subsidiary and each independent accountant of the Borrower and each Subsidiary;

                  l. Pension Obligations. (i) Immediately upon acquiring knowledge or reason to know of the occurrence or existence with respect to any Pension Plan of any Prohibited Transaction, Reportable Event or Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency,
(B) after notice, lapse of time or both notice and lapse of time will or might constitute a Reportable Event or (C) constitutes or will or might constitute grounds for the initiation by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such Prohibited Transaction, Reportable Event, Accumulated Funding Deficiency, event or condition, what action the Borrower has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the Pension Benefit Guaranty Corporation with respect thereto and (ii) immediately upon acquiring knowledge or reason to know of (A) the institution by the Pension Benefit Guaranty Corporation or any other Person of any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan or (B) the complete or partial withdrawal or proposed complete or partial withdrawal by the Borrower or any Subsidiary from any Pension Plan, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and describing such proceeding, withdrawal or proposed withdrawal;

                  m. Changes in Management, Ownership and Control. Immediately upon acquiring knowledge or reason to know of any change in (i) the identity of the Chairman, President or chief executive officer of the Borrower or any Subsidiary, (ii) the beneficial ownership of any stock of or other ownership interest in the Borrower or any Subsidiary by any Person having Control of the Borrower or any Subsidiary or (iii) direct Control of the Borrower or any Subsidiary, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying such change;

                  n. Judgments. Immediately upon acquiring knowledge or reason to know of any judgment, order or award of any Governmental Authority or arbitrator that (i) is against or otherwise involves the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary, (ii) has or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect or (iii) renders invalid any Loan Document or any action taken or to be taken pursuant to any Loan Document, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such judgment, order or award and what action the Borrower has taken, is taking or proposes to take with respect thereto;

                  o. Litigation. (i) Immediately upon acquiring knowl-edge or reason to know of the commencement or threat of any claim, audit, investigation or action or other legal proceeding by or before any Governmental Authority or before any arbitrator that (A) is against or otherwise involves the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary and (I) either involves in excess of $500,000 or results in in excess of $500,000 in the aggregate for the Borrower and all Subsidiaries being involved in all claims, audits, investigations and actions and other legal proceedings by or before any Governmental
Authority or before any arbitrator against or otherwise involving the Borrower, any Subsidiary or any asset of the Borrower or any Subsidiary or (II) seeks injunctive or similar relief, (B) has or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect or (C) questions the validity of any Loan Document or any action taken or to be taken pursuant to any Loan Document, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such claim, audit, investigation or action or other legal proceeding and what action the Borrower has taken, is taking or proposes to take with respect thereto and (ii) immediately upon acquiring knowledge or reason to know of any development with respect to any claim, audit, investigation or action or other legal proceeding theretofore disclosed by the Borrower to the Bank that has or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such development and what action the Borrower has taken, is taking or proposes to take with respect thereto;

                  p. Liens and Encumbrances. Immediately upon acquiring knowledge or reason to know that any asset of the Borrower or any Subsidiary has or may become subject to any security interest, mortgage or other lien or encumbrance other than Permitted Liens, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such security interest, mortgage or other lien or encumbrance and what action the Borrower has taken, is taking or proposes to take with respect thereto;

                  q. Events and Conditions Affecting Accounts. Promptly upon acquiring knowledge or reason to know of any event or condition that causes or will or is reasonably likely to cause any Account of the Borrower to cease to be an Eligible Account or that adversely affects or will or might adversely affect the value of such account or any of the Bank's rights and remedies relating to such Account (including, but not limited to, (i) any return or rejection of any Inventory of the Borrower, (ii) any delay in the delivery of any Inventory of the Borrower or the performance of any service by the Borrower, (iii) any demand or claim for any adjustment or credit made by or any dispute with any Account Debtor and (iv) any Account Debtor being dissolved, ceasing to exist, assigning or otherwise transferring or disposing of all or substantially all of his, her or its assets, dying, becoming incompetent or insolvent (however such insolvency is evidenced), generally failing to pay his, her or its debts as they become due, suspending or ceasing his, her or its business, having any receiver, trustee, custodian or similar Person for him, her or it or any of his, her or its assets appointed (whether with or without his, her or its consent), making any assignment for the benefit of creditors or commencing or having commenced against him, her or it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of or the settlement of claims against him, her or it), provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and describing such event or condition;

                  r. Defaults and Material Adverse Effects. Immediately upon acquiring knowledge or reason to know of the occurrence or existence of (i) any Event of Default or Potential Event of Default or (ii) any event or condition that has or (so far as the Borrower or any Subsidiary can foresee) will or is reasonably likely to have any Material Adverse Effect, provide to the Bank a certificate executed by the President, a Vice President or the chief financial officer of the Borrower and specifying the nature of such Event of Default, Potential Event of Default, event or condition, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto;

                  s. Additional Guaranties and Security Agreements. Cause each Person that becomes a Subsidiary after the date of this Agreement to execute and deliver to the Bank, in form and substance satisfactory to the Bank, (i) a guaranty agreement guaranteeing, without any limitation as to amount, the payment of all indebtedness and other obligations of the Borrower to the Bank, whether then existing or thereafter arising or accruing, and (ii) a security agreement (A) securing, without any limitation as to amount, the payment of all such indebtedness and other obligations and (B) covering all personal property and fixtures of such Person; and

                  t. Further Actions. Promptly upon the request of the Bank, execute and deliver or cause to be executed and delivered each writing, and take or cause to be taken each other action, that the Bank shall deem necessary or desirable at the sole option of the Bank in connection with any transaction contemplated by any Loan Document.

                  7. NEGATIVE COVENANTS. During the term of this Agreement, the Borrower shall not, without the prior written consent of the Bank, do, attempt to do or agree or otherwise incur, assume or have any obligation to do, and the Borrower shall assure that, without the prior written consent of the Bank, no Subsidiary does, attempts to do or agrees or otherwise incurs, assumes or has any obligation to do, any of the following:

                  a.       Fiscal Year.  Change its fiscal year;

                  b. Certain Indebtedness. Create, incur, assume or have any indebtedness or other obligation (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or (ii) pursuant to any guaranty or other contingent obligation (including, but not limited to, any obligation to (A) maintain the net worth of any other Person, (B) purchase or otherwise acquire or assume any indebtedness or other obligation or (C) provide funds for or otherwise assure the payment of any indebtedness or other obligation, whether by means of any investment, by means of any purchase, sale or other acquisition or disposition of any asset or service or otherwise), except for indebtedness and other obligations (I) to the Bank, (II) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business, (III) arising from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposit or collection,
(IV) to any Affiliate for unsecured short-term advances made to it by such Affiliate, (V) to Buffalo River Improvement Corporation in an aggregate outstanding amount not exceeding $2,500,000 at any time, (VI) for reimbursement to the issuers of, and in connection with, standby letters of credit that are issued for its account solely for the purpose of providing credit support for its workers' compensation programs and the aggregate face amounts of which do not exceed $1,800,000 at any time for the Borrower and all Subsidiaries, (VII) for reimbursement to the issuers of, and in connection with, documentary letters of credit that are issued for its account in the ordinary course of its business and the aggregate face amounts of which do not exceed $500,000 at any time for the

Borrower and all Subsidiaries, (VIII) for reimbursement to the issuers of, and in connection with, insurance policies issued to it in the ordinary course of its business and the aggregate outstanding amounts of which do not exceed $1,800,000 at any time for the Borrower and all Subsidiaries or (IX) fully and accurately described under the heading "Permitted Indebtedness" in Exhibit A attached to and made a part of this Agreement;

                  c. Compensation. Pay or accrue during any fiscal year of the Borrower to all Affiliates compensation (including, but not limited to, salary, bonuses, consulting, management or other fees, rentals and other payments) exceeding $700,000 in the aggregate for the Borrower and all Subsidiaries, except for compensation paid or accrued to any Affiliate who is an individual for serving as one of its officers or directors if (i) the board of directors of the Borrower has determined that the amount of such compensation is reasonable and (ii) such individual is an Affiliate solely by reason of such service;

                  d. Pension Obligations. If doing so would or would be likely to have any Material Adverse Effect, (i) engage in any Prohibited Transaction with respect to any Pension Plan, (ii) permit to occur or exist with respect to any Pension Plan any Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency or (B) constitutes or will or might constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan,
(iii) make any complete or partial withdrawal from any Pension Plan, (iv) fail to make to any Pension Plan any contribution that it is required to make, whether to meet any minimum funding standard under ERISA or any requirement of such Pension Plan or otherwise, or (v) terminate any Pension Plan in any manner, or otherwise take or omit to take any action with respect to any Pension Plan, that would or might result in the imposition of any lien upon any asset of the Borrower or any Subsidiary pursuant to ERISA;

                  e. Liens and Encumbrances. Cause or permit, whether upon the happening of any contingency or otherwise, any of its assets to be subject to any security interest, mortgage or other lien or encumbrance, except for Permitted Liens;

                  f. Capital Expenditures. Make (whether by means of any purchase or other acquisition of any asset, by means of any capital lease or otherwise) capital expenditures exceeding
$5,000,000 in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower;

                  g. Operating Leases. Create, incur, assume or have any indebtedness or other obligation for fixed payments (whether rentals, taxes, premiums for insurance or otherwise) pursuant to any operating lease (whether as a lessee or otherwise) exceeding $300,000 in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower, except for such obligations pursuant to any operating lease relating to any co-generation or steam facility entered into by the Borrower or any Subsidiary after the date of this Agreement;

                  h. Investments. Make any investment (whether by means of any purchase or other acquisition of any security or interest, by means of any capital contribution or otherwise) in any Person, except for Permitted Investments;

                  i. Loans. (i) Make any loan, advance or other extension of credit, except for Permitted Loans, or (ii) forgive any indebtedness or other obligation arising from any loan, advance or other extension of credit made by it;

                  j. Transactions with Affiliates. In the ordinary course of its business or otherwise, enter into, assume or permit to exist any agreement, arrangement, transaction or other dealing
(including, but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between it and any Affiliate or otherwise deal with any Affiliate, except for (i) reasonable compensation within the limits set by
Section 6c of this Agreement for services actually performed, (ii) advances made in the ordinary course of its business to any Affiliate who is one of its officers and employees for out-of-pocket expenses incurred by such Affiliate on its behalf in the conduct of its business or operations, (iii) agreements, arrangements, transactions and other dealings in the ordinary course of its business upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's-length agreement, arrangement, transaction or other dealing with a Person who or that is not an Affiliate and (iv) agreements, arrangements, transactions and other dealings fully and accurately described under the heading "Permitted Affiliate Transactions" in Exhibit A attached to and made a part of this Agreement;

                  k. Distributions. Declare, pay or make any Distribution, except for (i) dividends payable solely in any of its stock, (ii) cash dividends paid to the Borrower by any Subsidiary (A) all of the outstanding shares of stock of which other than shares required by any applicable Law to enable any individual to serve as a director of such Subsidiary or (B) all ownership interests in which are owned by the Borrower at the time of such payment and (iii) provided that no Event of Default has occurred or existed and not been waived in writing by the Bank or cured by the Borrower and no Event of Default will occur or exist immediately after or as a direct or indirect result of the declaration or payment thereof, cash dividends paid by the Borrower in any fiscal year of the Borrower that do not exceed $5,000,000 reduced by, if the Borrower is ordered by or agrees with the Environmental Protection Agency or the New York Department of Environmental Conservation to conduct environmental remediation, the amount by which (A) the aggregate estimated expenditures by the Borrower during such fiscal year for such environmental remediation plus (I) the amount by which the aggregate actual expenditures by the Borrower during the preceding fiscal year of the Borrower for such environmental remediation exceeded the aggregate estimated expenditures by the Borrower during such preceding fiscal year for such environmental remediation or minus (II) the amount by which the aggregate estimated expenditures by the Borrower during such preceding fiscal year for such environmental remediation exceeded the aggregate actual expenditures by the Borrower during such preceding fiscal year for such environmental remediation exceed (B) the total of (I) $750,000 and (II) the aggregate estimated amounts that Allied Signal Inc. is contractually obligated to pay or reimburse to the Borrower during such fiscal year for such environmental remediation plus (1) the amount by which the aggregate actual amounts paid or reimbursed to the Borrower by

Allied Signal Inc. during such preceding fiscal year for such environmental remediation exceeded the aggregate estimated amounts that Allied Signal Inc. was contractually obligated to pay or reimburse to the Borrower during such preceding fiscal year for such environmental remediation or minus (2) the amount by which the aggregate estimated amounts that Allied Signal Inc. was contractually obligated to pay or reimburse to the Borrower during such preceding fiscal year for such environmental remediation exceeded the aggregate actual amounts paid or reimbursed to the Borrower by Allied Signal Inc. during such preceding fiscal year for such environmental remediation;

                  l. Corporate and Other Changes. (i) Assign, sell, lease as a lessor or otherwise transfer or dispose of all or substantially all of its assets, (ii) dissolve or participate in any merger, consolidation or other absorption, (iii) acquire all or substantially all of the assets of any other Person, (iv) do business under or otherwise use any name other than its true name and names listed under the heading "Fictitious Names" in Exhibit A attached to and made a part of this Agreement, (v) make any election, or terminate or permit to be revoked any election made by it, pursuant to Subchapter S of the Internal Revenue Code or (vi) make any change in its corporate or other business structure, any of its business objectives and purposes or its business or operations that would or would be reasonably likely to have any Material Adverse Effect;

                  m. Sale of Receivables. Assign, sell or otherwise transfer or dispose of any of its notes receivable, accounts receivable and chattel paper, whether with or without recourse;

                  n. Stock of or Ownership Interest in Subsidiary. Issue or sell any stock of or other ownership interest in any Subsidiary, except (i) to the minimum extent required by any applicable Law to enable any individual to serve as a director of such Subsidiary, (ii) as a Distribution to the shareholders of or holders of other ownership interests in such Subsidiary and
(iii) to the Borrower or another Subsidiary; or

                  o. Full Disclosure. Provide to the Bank or permit to be provided to the Bank on its behalf any certificate, financial statement or other writing that contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact contained therein not incorrect or misleading in any material respect.

                  8. INDEBTEDNESS IMMEDIATELY DUE. Upon or at any time or from time to time after the occurrence or existence of any

Event of Default other than, with respect to the Borrower, an Event of Default described in clause (iv) of Section 1l of this Agreement, the aggregate outstanding principal amounts of all Loans, all interest payable pursuant to this Agreement and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid shall, at the sole option of the Bank and without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), become immediately due. Upon the occurrence or existence of, with respect to the Borrower, any Event of Default described in such clause (iv), such aggregate outstanding principal amounts, all such interest and all such other amounts shall, without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), automatically become immediately due. Upon such aggregate outstanding principal amounts, all such interest and all such other amounts becoming immediately due, any obligation of the Bank to make any additional Loan shall terminate.

                  9.       EXPENSES; INDEMNIFICATION.

                  a. Loan Document Expenses. The Borrower shall pay to the Bank on demand made by the Bank each cost and expense

(including, but not limited to, the reasonable fees and disbursements of counsel to the Bank and each documentary stamp or other excise or property tax, assessment, fee and charge) incurred by the Bank in connection with (i) the preparation of, entry into or performance of any Loan Document, whether or not any Loan is made, or (ii) any modification of or release, consent or waiver relating to any Loan Document, whether or not such modification, release, consent or waiver becomes effective.

                  b. Collection Expenses. The Borrower shall pay to the Bank on demand made by the Bank each cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Bank, whether retained for advice, litigation or any other purpose) incurred by the Bank in endeavoring to (i) collect any of the outstanding principal amount of any Loan, any interest payable pursuant to this Agreement and remaining unpaid or any other amount payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid, (ii) preserve or exercise any right or remedy of the Bank relating to, enforce or realize upon any collateral, subordination, guaranty, endorsement or other security or assurance of payment, whether now existing or hereafter arising, that now or hereafter directly or indirectly secures the repayment or payment of or is otherwise now or hereafter directly or indirectly applicable to any of such outstanding principal amount, any such interest or any such other amount, (iii) preserve or exercise any right or remedy of the Bank pursuant to any Loan Document or (iv) defend against any claim, regardless of the basis or outcome thereof, asserted against the Bank as a direct or indirect result of the entry into any Loan Document, except for any claim for any tax imposed by any Governmental Authority upon any income of the Bank or any interest or penalty relating to any such tax.

                  c. Expenses Due to Law Changes. The Borrower shall pay to the Bank on demand made by the Bank each amount necessary to compensate the Bank for any liability, cost or expense that is a direct or indirect result of (i) any increase in the amount of capital required or expected to be maintained by the Bank or any bank holding company of the Bank with respect to any Loan or the obligation of the Bank to make any Loan that is due to (A) after the date of this Agreement, the enactment or issuance of or any change in any Law relating to capital adequacy of banks and banking holding companies or (B) the compliance by the Bank or such bank holding company with any request or direction relating to such capital made or issued by any Governmental Authority after the date of this Agreement, (ii) any change in the basis of taxation of repayments of the principal amount of any Loan or the payment of any interest payable pursuant to this Agreement or any other amount payable by the Borrower to the Bank pursuant to this

Agreement that is due to, after the date of this Agreement, any change in the basis of taxation of the overall net income of the Bank in the jurisdiction in which the Bank has its principal place of business, (iii) any imposition or application of or increase in any reserve or similar requirement applicable to assets or liabilities of, deposits with or credit extended by the Bank, or for the account of the Bank, that increases the cost to the Bank of making, funding or maintaining any Loan and is due to, after the date of this Agreement, the enactment or issuance of or any change in any Law, (iv) any imposition or application of, increase in or deduction or withholding for any tax, assessment, fee, charge, fine or penalty imposed by any Governmental Authority that is due to, after the date of this Agreement, the enactment or issuance of or any change in any Law or (v) without limiting any of clauses (i) through
(iv) of this sentence, after the date of this Agreement, any enactment or issuance of or any change in any Law that directly or indirectly (A) results in any increase in the cost to the Bank of making, funding or maintaining any Loan or (B) reduces that amount of, requires the Bank to forego or, except for any tax on the overall net income of the Bank in the jurisdiction in which the Bank has its principal place of business, make any payment with respect to any repayment by the Borrower of any of the principal amount of any Loan or the payment by the Borrower of any interest payable pursuant to this Agreement or any other amount payable by the

Borrower to the Bank pursuant to this Agreement. The determination by the Bank of the amount necessary to compensate the Bank for any such liability, cost or expense shall, in the absence of manifest error, be conclusive and binding upon the Borrower.

                  d. Environmental Indemnification. The Borrower shall indemnify the Bank and each officer, employee, accountant, attorney and other agent of the Bank on demand made by the Bank against each liability, cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Bank or such officer, employee, accountant, attorney or other agent, whether retained for advice, litigation or any other purpose, and all costs of any investigation, monitoring, removal, remediation or restoration)
(i) imposed on, incurred by or asserted against the Bank or such officer, employee, accountant, attorney or other agent as a direct or indirect result of
(A) any Release or threatened Release of any Hazardous Material at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary, (B) any active or abandoned underground storage tank at, in, on or under any such property, (C) any polychlorinated biphenyl or friable asbestos at, in, on or under any such property, (D) the existence of any condition at, in, on or under any such property that gives or might give rise to any liability pursuant to any Environmental

Law or (E) the Borrower or any Subsidiary transporting or arranging for the transportation of any Hazardous Material to or from any property and (ii) not arising from any conduct, including, but not limited to, negligent or willful misconduct, of the Bank or such officer, employee, accountant, attorney or other agent.

             10.           NOTICES.

                  a. By Bank to Borrower. Each notice and other communication by the Bank to the Borrower relating to this Agreement (i) may be given orally, in writing or by facsimile, (ii) if given in writing, may be directed to the Borrower at the last address of the Borrower shown in the records of the Bank relating to this Agreement, (iii) if sent by mail or overnight courier service, shall be deemed to have been given when deposited in the mail, first-class or certified postage prepaid, or accepted by any post office or overnight courier service for delivery and to have been received by the Borrower upon the earlier of (A) the actual receipt thereof or (B) three days after being so deposited or accepted (iv) if given by facsimile, may be directed to the Borrower at the last telephone number for receipt of facsimiles by the Borrower shown in the records of the Bank relating to this Agreement.

                  b. By Borrower to Bank. Each notice and other communication by the Borrower to the Bank relating to this Agreement (i) shall be in writing and (ii) shall be deemed to have been given only when actually received by an officer in the Western New York Commercial Banking Department of the Bank at the office of the Bank located at One Fountain Plaza, Buffalo, New York, or such other address as may at any time and from time to time be specified in any notice given by the Bank to the Borrower.

             11.           MISCELLANEOUS.

                  a. Term; Survival. The term of this Agreement shall be the period beginning on the date of this Agreement and ending on the later of (i) the Revolving Loan Maturity Date or (ii) the date the principal amount of each Loan, all interest payable pursuant to this Agreement and all other amounts payable by the Borrower to the Bank pursuant to this Agreement have been fully and indefeasibly repaid, paid or otherwise discharged. The obligation of the Borrower to pay liabilities, costs and expenses described in Section 9 of this Agreement shall survive beyond the term of this Agreement.

                  b. Survival; Reliance. Each representation, warranty, covenant and agreement of the Borrower contained in this Agreement shall survive the making of each Loan and the execution and delivery to the Bank of each Loan Document and shall continue in full force and effect during the term of this Agreement. Each such representation, warranty, covenant and agreement shall be presumed to have been relied upon by the Bank regardless of any investigation made or not made, or any information possessed or not possessed, by the Bank.

                  c. Right of Setoff. Upon and at any time and from time to time after any occurrence or existence of any Event of Default, (i) the Bank shall have the right, at the sole option of the Bank and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to place an administrative hold on and set off against (A) the aggregate outstanding principal amounts of all Loans, all interest payable pursuant to this Agreement and remaining unpaid and all other amounts payable by the Borrower to the Bank pursuant to this Agreement and remaining unpaid (B) each indebtedness and other obligation of the Bank in any capacity to, in any capacity and whether alone or otherwise, the Borrower, whether now existing or hereafter arising or accruing, whether or not then due and whether pursuant to any deposit account or otherwise, and (ii) each holder of any participation in any unpaid indebtedness of the Borrower to the Bank pursuant to this Agreement shall have the right, at the sole option of such holder and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to place an administrative hold on and set off against (A) such unpaid indebtedness, to the extent of such holder's participation in such unpaid indebtedness, (B) each indebtedness and other obligation of such holder in any capacity to, in any capacity and whether alone or otherwise, the Borrower, whether now existing or hereafter arising or accruing, whether or not then due and whether pursuant to any deposit account or otherwise. Such setoff shall become effective at the time the Bank or such holder opts therefor even though evidence thereof is not entered on the records of the Bank or such holder until later.

                  d. Assignment or Grant of Participation. The Bank shall have the right to assign or otherwise transfer or grant any participation in this Agreement, any indebtedness or other obligation of the Borrower pursuant to this Agreement or any right or remedy of the Bank pursuant to this Agreement. The Borrower shall not assign or otherwise transfer any right or indebtedness or other obligation of the Borrower pursuant to this Agreement without the prior written consent of the Bank, and any such assignment or other transfer without such prior written consent shall be void. No consent by the Bank to any such assignment or other transfer shall release the Borrower from any such indebtedness or other obligation.

                  e. Binding Effect. This Agreement shall be binding upon the Borrower and each direct or indirect successor and assignee of the Borrower and shall inure to the benefit of and be enforceable by the Bank and each direct or indirect successor and assignee of the Bank.

                  f. Entire Agreement, Modifications and Waivers. This Agreement contains the entire agreement between the Bank and the Borrower with respect to the subject matter of this Agreement and supersedes each action heretofore taken or not taken, each course of conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of the Bank with respect thereto. No action heretofore or hereafter taken or not taken, no course of conduct heretofore or hereafter pursued, accepted or acquiesced in, no oral or written agreement or representation heretofore made, and no oral agreement or representation hereafter made, by or on behalf of the Bank shall modify or terminate this Agreement, impair or otherwise adversely affect any indebtedness or other obligation of the Borrower pursuant to this Agreement or any right or remedy of the Bank pursuant to this Agreement or arising as a result of this Agreement or operate as a waiver of any such right or remedy. No modification of this Agreement or waiver of any such right or remedy shall be effective unless made in a writing duly executed by the Bank and specifically referring to such modification or waiver.

                  g. Rights and Remedies Cumulative. All rights and remedies of the Bank pursuant to this Agreement or arising as a result of this Agreement shall be cumulative, and no such right or remedy shall be exclusive of any other such right or remedy. For example, all rights and remedies of the Bank pursuant to Section 8 of this Agreement shall be in addition to all other rights and remedies of the Bank, whether pursuant to any Loan Document or applicable law.

                  h. Requests. Each request of the Bank pursuant to this Agreement may be made (i) at any time and from time to time,
(ii) at the sole option of the Bank and (iii) whether or not any Event of Default or Potential Event of Default has occurred or existed.

                  i. Extent of Consents and Waivers. Each consent and waiver of the Bank or the Borrower contained in this Agreement shall be deemed to have been given to the extent permitted by applicable law.

                  j. Directly or Indirectly. Any provision of this Agreement that prohibits or has the effect of prohibiting the Borrower or any Subsidiary from taking any action shall be construed to prohibit it from taking such action directly or indirectly.

                  k. Accounting Terms and Computations. Each accounting term used in this Agreement shall be construed as of any time in accordance with generally accepted accounting principles as in effect at such time. Each accounting computation that this Agreement requires to be made as of any time shall be made in accordance with such principles as in effect at such time, except (i) where such principles are incompatible with any requirement of this Agreement, (ii) indebtedness and other obligations of the Borrower pursuant to any order of or agreement with the Environmental Protection Agency or the New York Department of Environmental Conservation providing for the Borrower to conduct environmental remediation shall constitute liabilities for purposes of any such accounting computation only to the extent that, in accordance with such principles, they constitute current liabilities of the Borrower, (iii) any amount shown as additional pension liability on a financial statement of the Borrower in accordance with such principles shall not be treated as reducing the net worth or stockholder's equity of the Borrower and (iv) for purposes of the accounting computations required by Section 6c of this Agreement and clause
(ii) of Section 6e of this Agreement, there shall be excluded from consolidated current liabilities of the Borrower the portion of the outstanding principal amount of any Loan that constitutes a current liability of the Borrower.

                  l. Reference to Law. Any reference in this Agreement to any Law shall be deemed to be as of any time a reference to such Law as in effect at such time or, if such Law is not in effect at such time, a reference to any similar Law in effect at such time.

                  m. Reference to Governmental Authority. Any reference in this Agreement to any Governmental Authority shall be deemed to be as of any time after such Governmental Authority ceases to exist a reference to the successor of such Governmental Authority at such time.

                  n. Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. If, however, any such provision shall be prohibited by or invalid under such law, it shall be deemed modified to conform to the minimum requirements of such law, or, if for any reason it is not deemed so modified, it shall be prohibited or invalid only to the extent of such prohibition or invalidity without the remainder thereof or any other such provision being prohibited or invalid.

                  o. Governing Law. This Agreement shall be governed by and construed, interpreted and enforced in accordance with the internal law of the State of New York, without regard to principles of conflict of laws.

                  p. Headings. In this Agreement, headings of sections are for convenience of reference only and have no substantive effect.

                  q. Confidentiality. The Bank shall keep confidential all non-public information furnished to it by, or obtained by it from, the Borrower or any Subsidiary in connection with this Agreement, except that the Bank may disclose such information (i) to the extent required by any Law, (ii) to any auditor, examiner, accountant or attorney of the Bank or (iii) to any assignee or other transferee of or participant in this Agreement, any indebtedness or other obligation of the Borrower pursuant to this Agreement or any right or remedy of the Bank pursuant to this Agreement provided that such assignee or other transferee or participant agrees to be bound by this Section 11q.

             12.           CONSENTS AND WAIVERS RELATING TO LEGAL
PROCEEDINGS.

                  a. JURISDICTIONAL CONSENTS AND WAIVERS. THE BORROWER KNOWINGLY, VOLUNTARILY, INTENTIONALLY AND IRREVOCABLY (i) CONSENTS IN EACH ACTION AND OTHER LEGAL PROCEEDING COMMENCED BY THE BANK IN CONNECTION WITH ANY LOAN, ANY LOAN DOCUMENT OR ANY COLLATERAL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER SECURITY OR ASSURANCE OF PAYMENT, WHETHER NOW EXISTING OR HEREAFTER ARISING, THAT NOW OR HEREAFTER DIRECTLY OR INDIRECTLY SECURES THE REPAYMENT OR PAYMENT THAT OF OR IS OTHERWISE NOW OR HEREAFTER DIRECTLY OR INDIRECTLY APPLICABLE TO ANY OF THE PRINCIPAL AMOUNT OF ANY LOAN, ANY INTEREST PAYABLE PURSUANT TO THIS AGREEMENT OR ANY OTHER AMOUNT PAYABLE BY THE BORROWER TO THE BANK PURSUANT TO THIS AGREEMENT TO THE PERSONAL JURISDICTION OF ANY COURT THAT IS EITHER A COURT OF RECORD OF THE STATE OF NEW YORK OR A COURT OF THE UNITED STATES LOCATED IN THE STATE OF NEW YORK, (ii) WAIVES EACH OBJECTION TO THE LAYING OF VENUE OF ANY SUCH ACTION OR OTHER LEGAL PROCEEDING, (iii) WAIVES PERSONAL SERVICE OF PROCESS IN EACH SUCH ACTION AND OTHER LEGAL PROCEEDING,
(iv) CONSENTS TO THE MAKING OF SERVICE OF PROCESS IN EACH SUCH ACTION AND OTHER LEGAL PROCEEDING BY REGISTERED MAIL DIRECTED TO THE BORROWER AT THE LAST ADDRESS OF THE BORROWER SHOWN IN THE RECORDS RELATING TO THIS AGREEMENT MAINTAINED BY THE BANK, WITH SUCH SERVICE OF PROCESS TO BE DEEMED COMPLETED FIVE

DAYS AFTER THE MAILING THEREOF, (v) WAIVES IN EACH SUCH ACTION AND OTHER LEGAL PROCEEDING EACH RIGHT TO ASSERT ANY NON-MANDATORY COUNTERCLAIM OR SETOFF OR ANY DEFENSE BASED UPON ANY STATUTE OF LIMITATIONS OR CLAIM OF LACHES, (vi) WAIVES EACH RIGHT TO ATTACK ANY FINAL JUDGMENT THAT IS OBTAINED AS A DIRECT OR INDIRECT RESULT OF ANY SUCH ACTION OR OTHER LEGAL PROCEEDING AND (vii) CONSENTS TO EACH SUCH FINAL JUDGMENT BEING SUED UPON IN ANY COURT HAVING JURISDICTION WITH RESPECT THERETO AND ENFORCED IN THE JURISDICTION IN WHICH SUCH COURT IS LOCATED AS IF ISSUED BY SUCH COURT.

                  b. WAIVER OF TRIAL BY JURY AND CLAIMS TO CERTAIN DAMAGES. EACH OF THE BANK AND THE BORROWER KNOWINGLY, VOLUNTARILY, INTENTIONALLY AND IRREVOCABLY WAIVES EACH RIGHT IT MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO, AND EACH RIGHT TO ASSERT ANY CLAIM FOR DAMAGES (INCLUDING, BUT NOT LIMITED TO, PUNITIVE DAMAGES) IN ADDITION TO ACTUAL AND CONSEQUENTIAL DAMAGES IN, ANY ACTION OR OTHER LEGAL PROCEEDING, WHETHER BASED ON ANY CONTRACT OR NEGLIGENT, INTENTIONAL OR OTHER TORT OR OTHERWISE, IN CONNECTION WITH (i) ANY LOAN, ANY LOAN DOCUMENT OR ANY COLLATERAL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER SECURITY OR ASSURANCE OF PAYMENT, WHETHER NOW EXISTING OR HEREAFTER ARISING, THAT NOW OR HEREAFTER DIRECTLY OR INDIRECTLY SECURES THE REPAYMENT OR PAYMENT OF OR IS OTHERWISE NOW OR HEREAFTER DIRECTLY OR INDIRECTLY APPLICABLE TO ANY OF THE

PRINCIPAL AMOUNT OF ANY LOAN, ANY INTEREST PAYABLE PURSUANT TO THIS AGREEMENT OR ANY OTHER AMOUNT PAYABLE BY THE BORROWER TO THE BANK PURSUANT TO THIS AGREEMENT OR (ii) ANY ACTION HERETOFORE OR HEREAFTER TAKEN OR NOT TAKEN, ANY COURSE OF CONDUCT HERETOFORE OR HEREAFTER PURSUED, ACCEPTED OR ACQUIESCED IN, OR ANY ORAL OR WRITTEN AGREEMENT OR REPRESENTATION HERETOFORE OR HEREAFTER MADE, BY OR ON BEHALF OF THE OTHER IN CONNECTION WITH THE LOAN, ANY LOAN DOCUMENT OR ANY SUCH COLLATERAL, SUBORDINATION, GUARANTY, ENDORSEMENT OR OTHER SECURITY OR ASSURANCE OF PAYMENT. THIS SECTION 12b IS A MATERIAL INDUCEMENT FOR EACH OF THE BANK AND THE BORROWER IN CONNECTION WITH ITS ENTRY INTO THIS AGREEMENT.

                  The Bank and the Borrower have caused this Agreement to be duly executed on the date shown at the beginning of this Agreement.
                  MANUFACTURERS AND TRADERS TRUST COMPANY


                  By__________________________________________
                    James A. Rahill                            Vice President

                  BUFFALO COLOR CORPORATION


                  By_______________________________________________
                    William O. Fields, Jr., Secretary and Treasurer

                                                  ACKNOWLEDGMENTS


STATE OF NEW YORK   )
                                    :  SS.
COUNTY OF ERIE      )


         On the 11th day of October in the year 1996, before me personally came James A. Rahill, to me known, who, being by me duly sworn, did depose and say that he resides at _____________ --------------------------------------------------------------;
that he is a Vice President of Manufacturers and Traders Trust Company, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                                    --------------------------------------------
                                    Notary Public


STATE OF NEW YORK   )
                                    :  SS.
COUNTY OF ERIE      )


                  On the 11th day of October in the year 1996, before me personally came William O Fields, Jr., who, being by me duly sworn, did depose and say that he resides at

                                                        ; that he
is the Secretary and Treasurer of Buffalo Color Corporation, the corporation described in and which executed the above instrument;

and that he signed his name thereto by order of the board of directors of said corporation.

                                    --------------------------------------
                                    Notary Public

                                                     EXHIBIT A








CORPORATE:68554_4 (1GWA_4)