Form 10-K
period 1996-12-31
LANESBOROUGH CORP /DE/
filed 1997-03-19
CIK 810019

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ______ to ______
                          Commission File No. 33-95452

                            LANESBOROUGH CORPORATION
             (Exact name of Registrant as specified in its charter)

      Delaware                                         13-3389799
(State of incorporation)                (I.R.S. Employer Identification Number)

                              65 East 55th Street
                            New York, New York 10022
          (Address of principal executive offices, including zip code)
                                 (212) 759-6301
              (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------
   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 4, 1997, there were outstanding 99,911 shares of the Registrant's Common Stock, par value $0.01. The approximate aggregate market price of the voting stock held by non-affiliates of the Registrant as of March 4, 1997 was $5,480 based on a price of $0.50 per share. See Part II, Item 5 of the Report.


                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits contained in the Registrant's Registration Statement on Form S-1 (Registration No. 33- 95452) are incorporated by reference into Part IV (Item 14(a)3) of this Form 10-K.

470941.1

                            LANESBOROUGH CORPORATION
                                   FORM 10-K

                          Year Ended December 31, 1996

                                     INDEX
                                                                        Page
PART I
           Item 1 - Business                                             3

           Item 2 - Properties                                           8

           Item 3 - Legal Proceedings                                    8

           Item 4 - Submission of Matters to a Vote of
                            Security Holders                             8

           Item 4A - Executive Officers of the Registrant                9

PART II
           Item 5 - Market for Registrant's Common Equity and
                            Related Stockholders Matters                10

           Item 6 - Selected Financial Data                             10

           Item 7 - Management's Discussion and Analysis of Financial
                            Condition and Results of Operations         10

           Item 8 - Financial Statements and Supplementary Data         12

           Item 9 - Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure      12

PART III

           Item 10 - Directors and Executive Officers of the Registrant 13

           Item 11 - Executive Compensation                             14

           Item 12 - Security Ownership of Certain Beneficial
                            Owners and Management                       16

           Item 13 - Certain Relationships and Related Transactions     17

PART IV
           Item 14 - Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K                         18

Signatures                                                              22

470941.1
                                      -2-

                                     PART I


ITEM 1. BUSINESS

General

     Lanesborough Corporation ("Lanesborough" or "the Company") was incorporated in Delaware in May 1987. The Company, through its principal subsidiary, Buffalo Color Corporation ("BCC"), manufactures a variety of specialty chemicals for sale in the United States and abroad. It is the leading supplier of synthetic indigo dye for the blue denim market in the United States and operates the only synthetic indigo dye chemical manufacturing plant in North America. The Company also produces a range of synthetic organic "intermediate" chemicals sold for use in pharmaceuticals, polyester resins and textile dyes. The Company's principal facility, which is located in Buffalo, New York, has been operated as a chemical manufacturing facility since prior to 1900.

     The Company is offering to exchange all of the outstanding shares of common stock issued by its wholly-owned subsidiary BCC for its outstanding 10% Senior Notes due 2000, including accrued interest thereon, subject to various terms and conditions described in the Exchange Offer. The Company intends to liquidate shortly after consummation of the Exchange Offer, since it will have no other significant assets. The Company intends to consummate the Exchange Offer if at least 51% of the holders of the Notes consent to the Exchange Offer. The Company will continue to hold the pro rata number of shares of common stock that collateralize the Notes that are not tendered for exchange, pending final liquidation of the Company. If a majority of the holders of the Notes do not tender their Notes in exchange for the common stock of BCC, the Exchange Offer will not be consummated and the Company may be required to seek the protection of the courts under the bankruptcy code.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in cautionary statements contained in this Form 10-K, including, without limitation, the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

     The principal executive offices of the Company are located at 65 East 55th Street, New York, New York 10022, and its telephone number is (212) 759-6301.


Product Classes

     The Company, through its subsidiary BCC, operates in a single business segment, the manufacture and sale of synthetic organic chemicals. The Company currently has three principal classes of such products: indigo dye, alkylanilines and anhydrides. These product classes are discussed below. For information as to the percentages of net sales attributable to each product class, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Synthetic Indigo Dye. The Company's principal product, synthetic indigo dye, is sold by the Company principally to the textile industry and is used in the dyeing of cotton to produce blue jeans and other denim products. Synthetic indigo dye is the only dyestuff suitable for the commercial production of blue jeans primarily because it fades without changing tone in a way not duplicated by any other commercialized dye. It is this unique factor that gives blue jeans their distinctive appearance.

     Alkylanilines and Anhydrides. The Company also produces a range of specialty "intermediate" chemicals which, in contrast to finished chemical products such as synthetic indigo dye, typically require further chemical reactions prior to use and are usually purchased by chemical process companies. Chemical intermediates sold by the Company include alkylanilines sold for use in pharmaceuticals (e.g. synthetic penicillin), polyester resins and dyestuffs. The Company also manufactures anhydrides sold for use in high performance electrical/electronic app major consumers of alkylaniline products, typically produce dyes used by the textile and paper industries. The plastics industry uses alkylanilines in unsaturated polyester resins as a secondary cure promotor for fast gelation.

470941.1
                                      -3-

The pharmaceutical industry uses alkylanilines as a hydrochloric acid acceptor in an amino coupling process, which eventually produces penicillins and cephalosporins.

     Anhydrides are used as hardeners in epoxy resin systems which are consumed by the electrical, computer, aerospace and conduit industries. Anhydrides impart excellent weathering properties, resistance to heat distortion, aging, arcing and shrinkage.

Marketing and Customers

     Substantially all the Company's domestically distributed products are sold directly by its own sales force, and senior executives of the Company maintain regular contact with major customers to assist in the marketing effort.

     Sales of synthetic indigo dye to domestic customers are currently made to approximately five large textile companies concentrated in the Southern United States. During the fiscal year ended December 31, 1996, the three largest customers, Cone Mills, Burlington Industries and Greenwood Mills accounted for 20.0%, 11.6% and 11.5%, respectively, of the Company's total net sales for such period. The Company's business can be regarded as dependent upon its continued sales to its major United States synthetic indigo dye customers. The three largest domestic customers accounted for between approximately 40%and 45% of the Company's total net sales during each of the three years ended December 31, 1996. An adverse change in, or termination of, the Company's relationship with one or more of the Company's large customers could have a material adverse effect on the Company's business.

     While the long-term demand for denim textiles has been increasing, fluctuations in the demand for synthetic indigo dye used to dye denim cloth can have a material effect on the results of operations of the Company. Such fluctuations can be caused by inventory adjustments at textile mills, demand for denim from blue jeans manufacturers, competition from foreign suppliers of synthetic indigo dye and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

International Sales

     The Company's export sales are significant to its results of operations. Export sales from the United States accounted for approximately 20.7%, 22.0% and 28.2% of total net sales of the Company for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company currently sells its products in approximately 21 foreign countries. Foreign marketing operations are conducted primarily through the Company's own international sales personnel and through local agents. The Company has no sales offices or manufacturing facilities in foreign countries. In recent years, the Company's export sales have been subject to intense competition from foreign manufacturers and in 1994 were affected by a labor dispute which curtailed production of export products.

     International sales are subject to various risks such as unfavorable foreign currency exchange fluctuations, political instability, governmental regulations intended to protect local producers, restrictions on currency repatriation, royalty arrangements and embargoes. Substantially all export sales are invoiced in U.S. dollars. Accordingly, the Company does not engage in foreign exchange trading activities for the purpose of hedging against its exposure to currency fluctuations. The Company's foreign currency translation gains and losses have not been material in any recent periods.

Manufacturing

     The production of synthetic organic chemicals takes place at the Company's manufacturing facility, located in Buffalo, New York. Synthetic indigo dye requires the use of specialized manufacturing equipment which is not suitable for the production of other dyes.

     The manufacturing processes for many of the Company's chemical products require handling of potentially hazardous materials, under conditions of heat and pressure. Accordingly, the Company is required to make considerable capital investments and operating expenditures to provide for the safety of its employees, its products and the environment and to comply with applicable laws and regulations. See "Governmental Regulation" below.

470941.1
                                      -4-

     The Buffalo, New York facility is the Company's sole manufacturing facility. Any significant interruption of operations at the facility, by reason of fire, explosion, strike, legal action or other cause, could have a material adverse effect on the Company's business.

Research and Development

     The Company conducts its research and development efforts at its manufacturing facility. Expenditures for research and development during the three fiscal years ended December 31, 1996 were approximately $0.3 million per year. Research and development programs are aimed primarily at development of improved processes to reduce manufacturing costs, improve yields and meet increasingly stringent environmental and occupational safety compliance standards.

Competition

     The Company competes with a number of companies in the production and marketing of its chemical products, including a number of multinational chemical companies which have substantially greater technical and financial resources than the Company. The Company is the leading supplier of synthetic indigo dye for the blue denim market in the United States and operates the only synthetic indigo dye chemical manufacturing plant in North America. Accordingly, the Company's continued ability to make timely and reliable delivery is important to the maintenance of its competitive position. In the production and sale of synthetic indigo dye, other major producers include BASF AG, which recently merged with Imperial Chemical Industries PLC, a former independent competitor, as well as a number of other foreign producers, principally in Far Eastern countries. The construction of a facility for the production of synthetic indigo in the United States by a competitor would involve significant capital expenditures and compliance with stringent environmental and other regulatory requirements applicable to chemical companies. However, the Company does not believe that the absence of a competitive domestic plant presents a significant barrier to entry into the United States market by foreign producers, and the Company has experienced significant competition from importers in the sale of all its products in the United States.

     Competition in the sale of the Company's synthetic organic chemical products is based primarily on product quality, manufacturing technology, timeliness and reliability of delivery, technical service and price. The Company considers itself competitive in all these areas. However, price reductions by foreign manufacturers can materially affect prices that the Company is able to realize for its products as well as the Company's market share. The Company has been subject to intense foreign competition in recent periods which has resulted in declines in the Company's selling prices. It can be expected that the Company will continue to experience price competition from foreign producers of indigo dye. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

Raw Materials and Fuel

     The Company uses a broad variety of raw materials and chemical intermediates in its manufacturing operations, including aniline, metallic sodium, cyanides and fuel oil. Major raw materials are normally available from two or more sources of supply, and where available from a single domestic source, the Company has not experienced any significant difficulty in obtaining adequate supplies. At present, BCC's primary source of certain chemical products used in the production of synthetic indigo is E. I. DuPont DeNemours & Company ("DuPont"). In the event that, as a result of shortages, interruption of production or other factors, DuPont could not supply the Company's requirements, the Company believes that either these products could be obtained from one or more foreign producers or that the production process could be reformulated to permit substitution of an alternative material. Unavailability of key raw materials could have a materially adverse effect on the Company's manufacturing operations until a foreign or domestic replacement source or alternative process could be obtained or implemented. The Company's manufacturing processes are energy intensive. Shortage of petroleum as a raw materials feedstock and source of energy could have a material effect on the cost of the Company's business.

     The Company's raw materials supply contracts are normally terminable by either party on an annual basis and would not necessarily assure the Company of adequate supplies or provide price protection in the event of shortages.



470941.1
                                      -5-

Governmental Regulation

     The Company is subject to significant governmental regulation in nearly all areas of its operations. The Occupational Safety and Health Administration, the Environmental Protection Agency ("EPA") and the New York State Department of Environmental Conservation ("DEC") exercise broad control over conditions at the Company's manufacturing facility.

     The Company is required to comply with complex regulations relating to the manufacture, use, storage, disposal and discharge of hazardous materials into the environment. These include the Clean Water Act, the Clean Air Act, the Resource Conservation & Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Emergency Planning and Community Right to Know Act ("EPCRA") and the Toxic Substances Control Act ("TSCA"). The Company has in the past incurred, and expects to continue to incur, substantial costs for remediation of prior disposal activities and to maintain compliance with environmental laws and regulations, including those described below.

     The Company is engaged in various environmental investigation, remediation and monitoring activities at its manufacturing facility. An inactive portion of the site known as Area D has been designated an inactive hazardous waste disposal site by the DEC as a result of activities conducted by Allied Signal, Inc. ("Allied") before BCC acquired the site. The Company has entered into a cost sharing agreement with Allied pursuant to which the Company agreed to pay a fixed sum of $2.2 million as its share of the costs of remediation in exchange for Allied's commitment to be solely responsible for remediation specified by the DEC. As of the date of this agreement BCC's management believed that such fixed sum represented approximately 20% of the total costs of the remediation. At December 31, 1996, the Company owed a total of approximately $0.3 million under this agreement, which has subsequently been paid.

     The  Company is also  subject to a DEC permit  requiring  a RCRA  facility investigation, ("RFI"), of the active plant site. An initial facility investigation, although not completed, revealed contamination in the active plant site. A corrective measure study ("CMS") is expected to be completed by the end of 1997 that will assess alternative corrective measures that are technologically feasible and implementable. Following completion of the CMS, the Commissioner of the DEC will select the corrective measure(s) from the alternatives presented in the CMS and require implementation of a remedial design and remedial construction through permit modification. The design is projected to be completed by the end of 1998 at the earliest, and construction would likely begin in 1999, conclude by 2000 or 2001 and be followed by a minimum of 30 years of operation and maintenance.

     Allied has agreed, on an interim basis, to share in the costs of the RFI and the CMS, without prejudice to a final allocation. Allied has not agreed to share in the costs of any interim or final remedial measures that the DEC might require. The Company has accrued its share of the estimated RFI and CMS expenses associated with its active plant site and the low end of the range of its estimated share of the estimated environmental remediation obligations associated with this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

     The Company has also been identified as a potentially responsible party ("PRP") by the EPA with respect to three contaminated sites in the western New York area, that have been designated by EPA for remediation under CERCLA (referred to below as the Bern Metal, Clinton/Bender and Frontier Chemical matters). In the Bern Metal matter, EPA made a demand against the Company and the other identified parties for recovery of $2.3 million spent to remediate surface lead contamination at the site. The Company has denied that it disposed of any lead containing materials at this site. A settlement was not reached, and in December 1995 the United States instituted a cost recovery action, under 42 U.S.C. ss.9607(a), against the Company and other PRPs. The Company has answered the complaint and is contesting the claim. In the Clinton/Bender matter, which is a neighborhood site adjacent to Bern Metal, the PRPs have incurred costs of approximately $3.3 million pursuant to an EPA interim order requiring emergency removal to address lead contamination and related matters. The Company agreed to cooperate with the other PRPs on an interim basis, without prejudice to its position that it sent no lead material to the site. In addition, the other PRPs have signed a consent order with the DEC to conduct a remedial investigation and feasibility study at the Bern Metal property. The results of the remedial investigation indicate the need for additional remedial work. Preliminary cost estimates are in the range of $3.0 million. The Company withdrew from the PRP committee after contributing $62,500 to the initial clean up. Certain PRPs have asserted a

470941.1
                                      -6-
claim for contribution against the Company and the other non-participating PRPs with regard to the costs incurred and to be incurred at the Bern Metal and Clinton/Bender sites.

     EPA has initiated two separate CERCLA removal actions with regard to the former Frontier Chemical facility in Niagara Falls, New York, in which the Company has been named as a PRP. Based upon existing allocation proposals, the Company believes that its final share of the costs associated with one of these actions has been paid, and as to the other, the Company believes that its share should be less than $10,000.

     Because of the uncertainty as to various aspects of environmental matters, including the degree of contamination or environmental damage, the selection of an appropriate remedial technology, and the allocation of cost and responsibilities among various PRPs, the Company has accrued its best estimate of its share of the estimated environmental remediation obligations with respect to the sites discussed above. Accordingly, it is possible that the Company could incur additional environmental remediation obligations or liabilities beyond the amounts accrued, and such costs could be material to the Company.

     The Company's manufacturing facility includes modern pollution control equipment and facilities, and the Company believes it is operating generally in compliance with applicable environmental requirements. However, environmental regulations applicable to the chemical industry are frequently changed and are becoming increasingly stringent. Compliance with environmental requirements has in the past and can in the future be expected to impose substantial costs upon the Company. Capital expenditures for pollution control were approximately
$139,000 and $638,000 for the fiscal years ended December 31, 1994 and 1996, respectively. There were no such expenditures for the year ended December 31, 1995. The Company expects that such capital expenditures for the fiscal years ending December 31, 1997 and 1998 will range between approximately $0.8 million and $1.1 million per annum. The increased level of expenditures reflects in part anticipated costs of installing additional air emission control equipment at the Buffalo facility to comply with recent amendments to the Clean Air Act.

Insurance

     The Company's operations are subject to the hazards of chemical production operations, including fire, explosion and weather-related perils, any of which could result in damage to the Company's manufacturing facility and injury or death to personnel. The Company maintains insurance coverage, including business interruption insurance, subject to certain deductibles, which it considers to be customary under the circumstances; however, there is no assurance that the Company will not incur losses beyond the limits of, or outside the coverage of, its insurance, which could cause the Company to incur unanticipated expenses and a loss of revenue.

     The Company currently maintains, in addition to general liability and property insurance, pollution liability coverage in the amount of $10.0 million ($5.0 million per occurrence), although coverage is excluded for costs and liabilities resulting from prior waste disposal at the Company's manufacturing facility.

Employees

     The Company has approximately 240 employees, including about 150 hourly employees who are covered by a collective bargaining agreement with the United Steelworkers of America ("USW"). The Company experienced a significant work stoppage in the third quarter of 1994 in connection with renegotiation of its collective bargaining agreement with the USW, which adversely affected its results of operations for 1994. Management estimates that the new contract with the USW will result in average labor cost increases of approximately 1.0% per annum during the four year contract period. The Company's current collective bargaining agreement with the USW is scheduled to expire in July 1998. The Company believes that its employee relations are satisfactory.

     The Company has no employment agreements with members of its management, and the loss of the services of one or more key members of senior management could have an adverse effect on the Company's business.



470941.1
                                      -7-

ITEM 2. PROPERTIES

     The Company's principal properties are described below:

                                                                  Approximate
               Location               Type of Property           Square Footage

        Buffalo, New York         Chemical Manufacturing Facility   431,000
        Parsippany, New Jersey(1) Executive Offices                   2,600

        (1)  These premises are leased under a lease expiring in 1999.

     In addition to the properties listed above, BCC leases a sales office in the United States and utilizes leased warehouse facilities from time to time at various domestic and foreign locations.

     The Company believes that its facilities provide adequate capacity for its needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits arising in the ordinary course of its business. The Company does not believe that any of such lawsuits in which it is a defendant will have a material adverse effect on the Company's financial position.

     In late 1993, an action was commenced in the Supreme Court, Erie County, New York, entitled Cynthia Frys, et al. v. General Motors Corporation, et al., by current and former residents of the Clinton/Bender neighborhood seeking to recover for alleged personal injuries and property damages due to contamination associated with the Bern Metal site and another similar facility nearby, naming the Company and other corporations as defendants. Plaintiffs, in the aggregate, are claiming $30.0 million in compensatory damages and $10.0 million in punitive damages. The Company intends to defend this claim vigorously, and has tendered the defense of the claim to its insurance carriers who have asserted that the policies do not provide coverage for claims based on contamination. In addition, in October 1996 the Company filed an action against its primary general liability insurance carrier seeking its defense costs and indemnity with regard to several third party site claims. The Company is unable to predict the outcome of this action or make a meaningful estimate of the potential liability that it may incur in this action, but the Company has denied shipping to the site any of the principal contaminant (lead) alleged to have caused plaintiffs' injuries and based on all information available to it, including advice of legal counsel, it does not believe that the ultimate amount of such liability, if any, is likely to be material to its financial condition or results of operations. See also "Governmental Regulation" above and Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



470941.1
                                      -8-

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company and BCC are as follows:

             Name                Age              Position

        Craig L. McKibben        46    Chairman and Chief Executive Officer

        William O. Fields, Jr.   39    Secretary and Treasurer

        Kenneth W. McCourt       57    President and Chief Executive Officer of
                                       BCC

     Each of the executive officers of the Company serves in such capacity at the discretion of the Board.

     Craig L. McKibben is Chairman of the Board, President and Chief Executive Officer of the Company. He has been an officer and director of the Company since 1989. Mr. McKibben also serves as Vice President of BCC. He is also an officer and director of Sherborne Holdings Incorporated ("SHI"), former parent of the Company, Sherborne & Company, which is the sole general partner of Newhill Partners, Ampex Corporation ("Ampex"), a manufacturer of magnetic recording products, and a limited partner of Newhill Partners, a limited partnership. From 1983 to 1989 he was a partner at the firm Coopers & Lybrand L.L.P., independent public accountants.

     William O. Fields, Jr. is Secretary and Treasurer of the Company. He has been an officer of the Company since 1989. Mr. Fields has also been Secretary and Treasurer of BCC since 1989 and its Director of Finance and Administration since 1994. He has been employed in various financial management positions at BCC since 1987.

     Kenneth W. McCourt has been President, Chief Executive Officer and a Director of BCC since 1987. He has been employed by BCC and its predecessor in various management capacities since 1962.



470941.1
                                      -9-

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 4, 1997 there were 18 holders of record of the Company's Common Stock.

     There is no established trading market for the shares of the Company's Common Stock. To the best of the Company's knowledge, trading in shares of the Company's Common Stock has only occurred in conjunction with trading in its 10% Senior Notes, which trading has been limited and sporadic. The Company has been unable to obtain historical trading price data for its shares from customary sources. In November 1995, SHI sold 4,014 shares of Common Stock in connection with the sale of Senior Notes of the Company to an unaffiliated buyer and the parties agreed to allocate $0.50 per share to the Common Stock.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock. Subject to completion of the Exchange Offer, the Company expects to dissolve. It is not expected that stockholders will receive any liquidating payments for these shares of the Company's Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

     The financial  data required by Item 6 is included  immediately  following
Item 14 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Terms used and not defined herein have the meanings given such terms in the Notes to Consolidated Financial Statements.


Product Classes

     The Company, through its subsidiary, BCC, operates in a single business segment: the manufacture and sale of synthetic organic chemicals. The following table sets forth for each of the last three fiscal years the percentage of net sales attributable to each of the Company's principal classes of similar products:

       Product Classes             Years Ended December 31,
                            1994            1995               1996
                          --------        --------           ------

       Indigo Dye            71.2%          76.2%             77.8%
       Alkylanilines         16.9           11.8              10.9
       Anhydrides            11.9           12.0              11.3

Results of Operation for the Three Years Ended December 31, 1996

     Net Sales. Net sales increased from $45.0 million in 1994 to $50.5 million in 1995 and to $53.4 million in 1996. BCC's results of operations are highly dependent upon the sale of a limited group of specialty chemical products, particularly synthetic indigo dye. Demand for indigo dye from the U.S. and export markets is subject to cyclical factors, including the popularity of blue jeans and other denim products, the levels of denim cloth inventories maintained at the mill level and the extent of price competition exhibited by indigo producers. The Company operated at full capacity during 1995 and 1996 and at times supplemented internal production by purchasing indigo from other manufacturers. While prices modestly increased in 1995 and 1996 from 1994 levels, in the second half of 1996, many of the U.S. denim mills curtailed production in response to excessive inventories

470941.1
                                      -10-
of denim. The excessive inventory position of the U.S. denim mills has depressed both sales levels and pricing in recent periods from earlier levels. While the Company has been able to redirect its indigo production to export markets, these markets yield lower selling prices due to competitive factors. In 1994, the Company's work stoppage at its plant resulted in a decrease in export sales of approximately $4.0 million. The Company's alkylaniline and anhydride products are mature businesses which in recent years have been subject to intense pricing pressure by foreign and domestic competitors.

     Gross Profit. Gross profit as a percentage of net sales increased from 29.6% in 1994 to 31.1% in 1995 and decreased to 26.4% in 1996. The Company's fixed costs of operations comprise a material percentage of total manufacturing costs, which cannot be quickly reduced when production volumes are at cyclically low levels. Also, the Company's sole manufacturing facility is designed for the manufacture of its current product mix, and it is not possible to offset cyclical declines in demand for the Company's products by shifting the production mix of the Company's current product classes or by manufacturing alternative products. The decline in gross margins in 1996 primarily resulted from a higher concentration of export indigo sales, beginning in the latter half of the year. Also, fuel costs and certain raw material prices increased during 1996 to contribute to a lower gross margin percentage. The improved gross margin in 1995 reflected increases in selling prices in all of BCC's product classes as well as increased sales volumes of indigo which resulted in improved absorption of fixed costs over 1994 levels.

     Selling and Administrative Expenses. Selling and administrative expenses declined from $9.4 million in 1994 to $9.0 million in 1995 and to $8.8 million in 1996. Administrative costs of the parent company, consisting primarily of executive compensation, legal and accounting expenses accounted for 6.9%, 5.8% and 6.3% of such costs, for the years ended December 31, 1994, 1995 and 1996, respectively. The decrease of $0.4 million from 1994 to 1995 reflects the impact of reductions in the number of BCC's salaried employees and in retiree medical expenses during 1994. The decrease of $0.2 million from 1995 to 1996 reflects continued efforts to control costs.

     Research, Development and Engineering, and Amortization of Intangible Assets. These expenses were virtually unchanged for the three years ended December 31, 1996.

     Interest Expense. As a result of the Exchange Transaction in June 1995, substantially all cash interest payable on the Notes in future periods was capitalized as a component of the carrying value of the Notes and, when paid, is recorded as a reduction in the carrying amount of the Notes as opposed to being expensed. The cash outlay for interest during 1994, 1995 and 1996 totalled $6.7 million, $1.7 million and $4.3 million, respectively.

     Amortization of Debt Financing Costs. The reduction in amortization of debt financing costs results from the 1995 Exchange Transaction.

     Environmental Remediation. During 1996, the Company accrued its estimated share of estimated environmental remediation obligations with respect to various environmental matters. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Report.

     Other Expense, net. Other expense, net decreased in 1995 as a result of a reduction in the monthly management fee from $100,000 to $50,000 as negotiated as part of the Exchange Transaction. The management fee was last paid in October 1995.

     Provision for (Benefit of) Income Taxes. The provision for income taxes includes provisions for state and foreign income taxes on BCC's operations that are not sheltered by interest deductions of the parent company. In 1995 and 1996 adjustments to the valuation allowance pertaining to deferred tax assets were recorded and comprised the major component of the tax provision. See Note 12 of Notes to Consolidated Financial Statements included elsewhere in this Report.

     Gain (Loss) of Discontinued Operation. The gain (loss) from discontinued operation resulted from the reorganization of a non-recourse subsidiary of the Company, engaged in an unrelated business, which had filed for relief under Chapter 11 of the Bankruptcy Code. The Company expects no further gains or losses attributable to this former subsidiary.

     Net Income (Loss). Excluding the effects of discontinued operation, income
(loss) from continuing operations in 1995 improved over 1994 levels due to increased sales levels, reduced operating expenses, reduction

470941.1
                                      -11-
in interest expense and tax benefits related to the Exchange Transaction. In 1996, the net loss was due substantially to the adjustment of the valuation allowance for deferred tax assets as discussed above.

Liquidity and Capital Resources

     Recently, the Company's liquidity has been adversely impacted by cyclically depressed conditions in the U.S. denim industry. While the Company has been able to redirect indigo production originally anticipated for the U.S. market into various export markets, such sales are at lower selling prices and are on longer payment terms which factors adversely impact liquidity. Industry sources anticipate that the excessive inventory situation may not be resolved by the U.S. denim mills until at least the second half of 1997.

     The Company is required to incur substantial capital expenditures to maintain its plant and equipment and to comply with requirements under numerous Federal, state and local environmental, health and safety laws and regulations. During 1996, the Company spent $2.1 million on capital expenditures, which includes $0.6 million for pollution control, and has budgeted $1.9 million in 1997. Such budgeted expenditures for 1997 include $0.8 million for pollution control, which reflects the remaining costs of installing additional air emission control equipment at the BCC facility to comply with the Clean Air Act. The Company currently expects that foreseeable capital expenditures will be funded out of internally generated funds. However, environmental regulations are becoming increasingly stringent in recent years, and there can be no assurance that the Company's capital expenditures will not exceed current estimates.

     The Company is engaged in various environmental investigation, remediation and monitoring activities at its manufacturing facility and has been named a PRP in various proceedings relating to other sites. At December 31, 1996 the Company has accrued approximately $1.8 million representing its share of the estimated RFI and CMS expenses associated with its active plant site and the low end of the range of its estimated share of the estimated environmental remediation obligations. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flow and bank borrowings. However, it is possible that the Company could incur additional environmental remediation obligations beyond the amount accrued, and such costs could be material to the Company's financial position, results of operations and cash flow.

     In October 1996, BCC entered into a new secured term loan and revolving credit facility that replaced BCC's then existing $2.0 million term loan and provided additional funds for working capital purposes. See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Report.

     In December 1996, the Company's Board of Directors engaged the firm of Jay Alix & Associates, restructuring advisors, to evaluate the Company's strategic direction and restructuring alternatives. Jay Alix & Associates has advised the board that, in its opinion, the Company's available cash balances and projected cash flow are not sufficient to enable it to meet its scheduled interest payments in 1997, and it is unlikely that it will be able to do so for the foreseeable future.

     The Company's Board of Directors has concluded that it is in the best interest of the holders of the Company's debt securities to exchange its 10% Senior Notes for the BCC common stock which collateralizes the Notes and represents substantially all of the assets of the Company. Upon the successful consummation of the Exchange Offer, the Company intends to liquidate as it will have no significant assets beyond amounts reserved for expenses of liquidation and dissolution. Sherborne Holdings, the Company's former parent company, has agreed to waive the accrued management fee, contingent upon the successful completion of the Exchange Offer. If a majority of the holders of the Notes do not tender their Notes in exchange for the common stock of BCC, the Exchange Offer will not be consummated and the Company may be required to seek the protection of the courts under of the bankruptcy code.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included following Item 14 hereof. The financial statement schedules required by Item 14(d) and the supplementary data called for by Item 8 are not applicable to the Registrant.


470941.1
                                      -12-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



470941.1
                                      -13-

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the directors of the Company as of December 31, 1996 are as follows:

             Name                     Age         Position

        Craig L. McKibben              46         Chairman of the Board
        Michael C. French              54         Director
        Kenneth B. Funsten             44         Director
        Kenneth W. McCourt             57         Director

     Michael C. French, who resigned as a director of the Company on March 3, 1997, had been a director of the Company since July 1995. Mr. French will not receive any compensation from the Company for periods after the date of his resignation.

     Kenneth B. Funsten, who resigned as a director of the Company on January 12, 1997, had been a director since October 1996. Mr. Funsten has not received any compensation from the Company.

     Kenneth W. McCourt, who resigned as director of the Company on January 9, 1997, had been a director since September 1996. Mr. McCourt has not received any director fees from the Company.

     All directors of the Company are elected at the annual meeting of the stockholders to serve for one year or until their successors are elected and qualify. The Company's by-laws provide that the annual meeting shall be held in May of each year. Directors receive a fee of $25,000 per annum for serving on the Board of Directors of the Company. Directors who are officers of the Company or its subsidiaries receive no additional compensation for serving on the Board. There are no existing committees of the Board of Directors of the Company.

     Information  regarding  executive officers is included in Part I hereof as
Item 4A and is incorporated by reference into this Item 10.


ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation earned by or paid to the Company's Chief Executive Officer and the four most highly paid senior executives of the Company and BCC whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1996 and 1995 (collectively, the "Named Executives") for their services to the Company and its subsidiaries. The Company does not have employment contracts, termination of employment or change-in-control arrangements with any of the Named Executives.

                           Summary Compensation Table

                              Annual Compensation

                                                                   (e)
                        (a)            (b)     (c)        (d)    All Other
        Name and Principal Positions  Year   Salary     Bonus  Compensation

        Craig L. McKibben             1996  $200,000    $    -  $        -
         President and Chief          1995   150,417         -           -
         Executive Officer of
         the Company
        Kenneth W. McCourt            1996  $125,000    $    -   $13,660(1)
         President and Chief          1995   125,000         -    13,660(1)
         Executive Officer of BCC
        William O. Fields, Jr.        1996  $102,000    $34,000  $10,590(2)
         Secretary and Treasurer      1995    98,667     15,000    9,753(2)

470941.1
                                      -14-
         of the Company and BCC
        Horst Barkemeyer              1996  $109,500    $25,000  $10,045(3)
         Director of Export           1995   106,167         -     9,695(3)
         Sales
        Thomas P.Gormley              1996  $102,000    $23,000  $10,260(4)
         Director of Marketing        1995    98,667         -     9,470(4)
-----------------
(1)  Amounts included under column (e) consist of matching contributions to the
     Company's  401(k)  savings  and  investment  plan:   $3,750;  and  company
     automobile: $9,910.

(2) Amounts included under column (e) consist of matching contributions to the Company's 401(k) savings and investment plan: $4,080 and $3,410; and company automobile: $6,510 and $6,343 for the years ended December 31, 1996 and 1995, respectively.

(3) Amounts included under column (e) consist of matching contributions to the Company's 401(k) savings and investment plan: $4,035 and $3,185; and company automobile: $6,010 and $6,510 for the years ended December 31, 1996 and 1995, respectively.

(4) Amounts included under column (e) consist of matching contributions to the Company's 401(k) savings and investment plan: $3,750 and $2,960; and company automobile: $6,510 and $6,510 for the years ended December 31, 1996 and 1995, respectively.


Pension Benefits

     BCC maintains a defined benefit pension plan (the "Plan") for all of its salaried employees, including executive officers. The Plan's annual basic pension benefits are based upon the number of years of service with BCC and its predecessors and the monthly average of the participant's 60 highest consecutive months of total earnings during such participant's last 120 months of employment. Earnings include base salary, overtime, severance pay, commissions and before-tax contributions to the 401(k) savings and investment plans. Earnings exclude incentive compensation, bonuses and relocation pay. In order to receive benefits under the plan upon retirement, a participant must
(a) be at least age 50, completed at least five years of service with the sum of his age and service totaling 60 or more or (b) have the sum of his age and service total at least 80 or (c) be at least 65 years of age.

     Under the Plan, a participant's benefits will be determined according to a formula such that the participant receives the greater of (i) the sum of (x) 1.1% of average salary plus (y) 0.4% of the excess of average salary over the social security earnings limit multiplied by credited service and (ii) 2.0% of average salary multiplied by credited service (not to exceed 25 years) less 64.0% of the social security benefit. The benefit formulas under the Plan give greater weight to earnings in excess of the earnings on which the social security tax is payable. Under applicable ceilings, the maximum annual benefit payable under the Plan currently is limited to $125,000 on a qualified joint and survivor basis at age 65.

     The Company and BCC have maintained deferred compensation plans for certain key executive employees. At December 31, 1996, amounts outstanding under such plans totaled $860,498 and were payable to five individuals other than the Named Executives listed above.

     The following table illustrates the estimated annual pension benefits under the Plan as in effect at January 1, 1997, assuming retirement at age 65, at various levels of compensation and years of service.


470941.1
                                      -15-



                                                  Pension Plan Table

                                                                    Years of Service
                                      -------------------------------------------------------------------------------
           Average
           Annual
        Compensation*                    10             15             20            25            30           35
        -------------                 --------      ---------       --------      --------      --------     --------

            $ 75,000                  $ 10,100      $ 15,100        $ 20,200      $ 27,300      $ 30,200     $ 35,300
             100,000                    13,800        20,700          29,800        39,800        41,500       48,400
             125,000                    17,600        27,300          39,800        52,300        52,700       61,500
             150,000                    21,300        34,800          49,800        64,800        64,800       74,600
             160,000                    22,800        37,800          53,800        69,800        69,800       79,900

     * The Internal Revenue Service ("IRS") limits compensation for pension plan purposes to $160,000 for 1997.

     As of December 31, 1996, the Final Average Annual Compensation and the estimated years of Credited Service for each of the Named Executives were as follows:

     Mr. McCourt - $125,000, 34 years 6 months. Mr. Fields - $92,933, 9 years 4 months. Mr. Barkemeyer - $100,073, 18 years and 4 months. Mr. Gormley - $92,933, 16 years and 7 months. Mr. McKibben is a participant in the Plan with frozen benefits. He is not accruing additional benefits.

     In addition to the Plan, the Company maintains a defined benefit pension plan for all of its hourly union employees. The plan's benefit for eligible hourly employees who retire during the term of the current collective bargaining agreement is a flat monthly dollar amount of $32 multiplied by the number of years of service with BCC and its predecessors.

401(k) Plan

     The Company has a 401(k) Savings and Investment Plan (the "401(k) Plan"), which is qualified under Section 401(a) and 401(k) of the Internal Revenue Code, as amended (the "Code"). All salaried employees of the company are eligible to participate as of their date of hire. They can contribute from 1% to 10% of their compensation as before tax contributions and/or 1% to 9% as after-tax contributions to the 401(k) Plan. If the employee contributes at least 2% of his compensation to the 401(k) Plan, this plan provides that after the employee completes one year of service, the Company shall make 100% matching contributions up to 3% of compensation. The Company also maintains a 401(k) Plan for hourly union employees. All hourly union employees of the Company are eligible to participate on the first day of the month following their completion of 440 hours of actual work. They can contribute from 2% to 10% of their compensation as before-tax contributions and/or 1% to 9% as after-tax contributions to this plan. After the employee completes one year of service, the Company shall make 50%(increasing to 75% in 1997) matching contributions up to 3% of compensation. In no event, however, may the allocations to a participant's account under the 401(k) Plans exceed the specialized limits set forth in the Code. "Compensation" is defined to include compensation paid by the Company that is required to be reported as wages on a participant's Form W-2 subject to limitations under the Code. Generally, assets will be distributed to the participant or his or her beneficiaries in the event of the participant's retirement, death, disability or termination of employment.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 4, 1997, regarding the shares of Common Stock owned by (a) each person known by the Company to be the beneficial owner of more than 5.0% of the outstanding Common Stock, (b) each director of the Company, (c) each named Executive Officer and
(d) all directors and executive officers as a group. Except as otherwise indicated, to the best of the Company's knowledge, the persons named in the table below have sole voting and investment power with respect to the shares shown as beneficially owned by such persons subject to applicable community property laws. However, as indicated by the notes following the table, certain shares are deemed to be beneficially owned by more than one person or entity as a result of attribution of ownership among affiliated persons and entities.

470941.1
                                      -16-

                                                    Amount and
                                                    Nature of
                 Name and Address of                Beneficial       Percentage
                  Beneficial Owner                  Ownership         of Class

        Edward J. Bramson(1)                           44,986(2)      45.0%
        Craig L. McKibben(1)                              -              -
        William O. Fields, Jr.(3)                         -              -
        Michael C. French                                 -              -
         8080 North Central Expressway
         Suite 1300
         Dallas, TX  75206
        Kenneth W. McCourt                                -              -
         959 Route 46 East, Suite 201
         Parsippany, NJ  07054
        Cede & Co.                                     19,915(4)      20.0%
         P. O. Box 20
         Bowling Green Station
         New York, NY  10004
        Cede & Co.                                     15,662(4)      15.7%
         P. O. Box 222
         Bowling Green Station
         New York, NY  10274
        Bear Stearns Securities Corp.                   8,389(4)       8.4%
         245 Park Ave., 4th Floor
         New York, NY  10167
        All current directors and executive officers
        as a group                                        -              -
---------------

(1)  This person's address is 65 East 55th St., New York, NY 10022.

(2) These shares are owned directly by SHI. SHI is a wholly-owned subsidiary of Newhill Partners, a limited partnership, of which Sherborne & Company is the sole general partner. Mr. Bramson, a former director of the Company, owns all the shares of voting stock of Sherborne & Company and accordingly may be deemed to beneficially own all shares of Common Stock of the Company owned directly or indirectly by SHI and Newhill Partners. Mr. Bramson disclaims beneficial ownership of such shares.

(3)  This person's address is 100 Lee St., Buffalo, NY 14210.

(4) The Company believes that all or a portion of these shares are held as nominee by the stockholders of record on behalf of customers who are the actual beneficial owners of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than as set forth below, from January 1, 1996 to the date of this Report, there have been no transactions, and there are no currently proposed transactions, or series of similar transactions, involving more than $60,000, between the Company and its subsidiaries and any executive officer, director, beneficial owner of more than 5.0% of the Company's Common Stock, or member of the immediate family of any of the foregoing persons, in which, to the knowledge of the Company, any of the foregoing individuals or entities had a material interest, except for compensation for services as an officer or director of the Company or its subsidiaries.

     During 1996, the Company accrued $50,000 per month as a management and consulting fee payable to Sherborne Holdings for services through December 31, 1996. Sherborne Holdings has agreed to cancel this fee, contingent upon successful consummation of the Exchange Offer. See Note 14 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Report.


470941.1
                                      -17-

     For information concerning certain contingent obligations of the Company and its subsidiaries, with respect to the unfunded pension liabilities of a former affiliate, see Note 9 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Report.

     For information as to transactions and relationships between the Company and certain affiliates prior to January 1, 1996, see Item 13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     For additional information concerning related party transactions, see Note 14 of Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.


470941.1
                                      -18-

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed with this Report.

        1.     Financial Statements (see Item 8 above)

               Lanesborough Corporation and Subsidiaries Consolidated Financial Statements as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996.

        2.     Financial Statement Schedules (see Item 8 above)

               Schedule II   Valuation and Qualifying Accounts

        3.     Exhibits

               Exhibit
               Number                             Description
               -------       --------------------------------------------------

                   3.1 Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-95452) (the "1995 Form S-1") and incorporated herein by reference)

                   3.2 By-Laws of the Registrant, as amended (filed as Exhibit 3.2 to the 1995 Form S-1 and incorporated herein by reference)

                   4.1       Form of Common Stock Certificate (filed as Exhibit
                             4.1 to the 1995 Form S-1 and incorporated herein by reference)

                   4.2 Exchange Agreement, dated April 19, 1995, among the Registrant and the Holders named therein (filed as Exhibit 4.2 to the 1995 Form S-1 and incorporated herein by reference)

                   4.3 Indenture dated as of June 19, 1995 between the Registrant and State Street Bank and Trust Company, as Trustee, relating to the Registrant's Notes, and forms of Notes and Pledge Agreement attached thereto (filed as Exhibit 4.3 to the 1995 Form S-1 and incorporated herein by reference)

                   4.4 Registration Rights Agreement for Common Stock dated as of June 19, 1995 among the Registrant and the Holders named therein (filed as Exhibit 4.4 to the 1995 Form S-1 and incorporated herein by reference)

                   4.5 Registration Rights Agreement for Notes dated as of June 19, 1995 among the Registrant and the Holders named therein (filed as Exhibit 4.5 to the 1995 Form S-1 and incorporated herein by reference)

                   4.6 Indenture dated as of March 1, 1987, between the Registrant and United States Trust Company of New York, as Trustee, relating to the Registrant's Old Notes (filed as Exhibit 4.6 to the 1995 Form S-1 and incorporated herein by reference)

                   4.7 Supplemental Indenture dated as of June 19, 1995, between the Registrant and United States Trust Company of New York, as Trustee, relating to the Registrant's Old Notes (filed as Exhibit 4.7 to the 1995 Form S-1 and incorporated herein by reference)


470941.1
                                      -19-

               Exhibit
               Number                             Description
               -------       --------------------------------------------------

                  10.1 Agreement between BCC and USW, dated August 13, 1994 (filed as Exhibit 10.1 to the 1995 Form S-1 and incorporated herein by reference)

                  10.2 Cost Sharing Agreement between Allied and BCC, dated April 12, 1993 (filed as Exhibit 10.2 to the 1995 Form S-1 and incorporated herein by reference)

                  10.3 Buffalo Color Hourly Employees' Pension Plan, as of January 1, 1993 (filed as Exhibit 10.3 to the 1995 Form S-1 and incorporated herein by reference)

                  10.4 Buffalo Color Hourly Savings and Investment Plan as of January 1, 1993 (filed as Exhibit 10.4 to the 1995 Form S-1 and incorporated herein by reference)

                  10.5 Buffalo Color Salaried Employees' Pension Plan as of January 1, 1993 (filed as Exhibit 10.5 to the 1995 Form S-1 and incorporated herein by reference)

                  10.6 Buffalo Color Salaried Savings and Investment Plan as of January 1, 1993 (filed as Exhibit 10.6 to the 1995 Form S-1 and incorporated herein by reference)

                  10.7 Credit Agreement between BCC and Fleet National Bank dated September 10, 1993 (filed as Exhibit
                             10.7 to the 1995 Form S-1 and incorporated herein by reference)

                  10.8 First Amendment to Credit Agreement between BCC and Fleet National Bank dated September 30, 1994 (filed as Exhibit 10.8 to the 1995 Form S-1 and incorporated herein by reference)

                  10.9 Agreement among SHI, the Company and BCC dated June 19, 1995 (filed as Exhibit 10.9 to the 1995 Form S-1 and incorporated herein by reference)

                  10.10 Hillside-Ampex/Sherborne Agreement dated December 1, 1994 (filed as Exhibit 10.10 to the 1995 Form S-1 and incorporated herein by reference)

                  10.11 Joint Settlement Agreement among PBGC, the Ampex Group, the Limited Hillside Group and the Sherborne Group dated November 22, 1994 (filed as
                             Exhibit 10.11 to the 1995 Form S-1 and incorporated herein by reference)

                  10.12 Corporate Revolving and Term Loan Agreement between BCC and Manufacturers and Traders Trust Company dated October 11, 1996 (filed as Exhibit
                             10.1 to the Form 10-Q/A, Amendment No. 1 for the Quarter Ended September 30, 1996 and incorporated herein by reference)

                  11.1*      Computation of Earnings (Loss) Per Share

                  21.1       Subsidiaries  of the Registrant  (filed as Exhibit
                             21.1 to the 1995 Form S-1 and incorporated herein by reference)

                  24.1* Power of Attorney (included in the signature pages of this Report)

                  27.1*      Financial Data Schedule

(b)     Reports on Form 8-K.

        Not applicable.

470941.1
                                      -20-

(c)     Exhibits.

        See Item 14(a)3 above.


(d)     Financial Statement Schedules.

        See Items 8 and 14(a)2 above.







-------------------

*  Filed herewith.


470941.1
                                      -21-

                            SELECTED FINANCIAL DATA


     The following table summarizes certain selected financial data, which have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere in this Report.

                                                                  Years ended December 31,
                                       --------------------------------------------------------------------------
                                          1992            1993            1994            1995            1996
                                       ----------      ----------      ----------      ----------      ----------
                                                            (dollars in thousands, except share data)
Statement of Operations Data:

Net sales                              $  49,475      $   47,244      $   45,009       $  50,519       $  53,439
Operating profit                           5,860           3,381           2,973           5,716           4,302
Interest expense                           7,423           7,265           7,383           3,189             831
Income (loss) from
 continuing operations                  (  3,637)       (  5,279)      (   5,921)          5,905        (  4,490)
Gain (loss) of discontinued
 operation(1)                           ( 70,353)       ( 70,284)        350,893        (    622)              -
Net income (loss)                       ( 73,990)       ( 74,895)        344,972           5,283        (  4,490)
Net income (loss) per share
 from continuing operations              ( 74.22)       ( 107.73)      (  120.84)          77.49        (  44.94)
Net income (loss) per share
 from discontinued operation           (1,435.78)      (1,434.37)       7,161.08        (   8.16)               -
Net income (loss) per share            (1,510.00)      (1,528.47)       7,040.24           69.33        (  44.94)
Weighted average number of common
 shares outstanding(2)                    49,000          49,000          49,000          76,199           99,911

Balance Sheet Data:

Current assets                            26,051          16,284          17,796          18,056          18,008
Current liabilities(3)                     8,393           9,718           9,762           8,107           8,581
Property, plant and equipment             18,758          18,623          17,640          16,846          16,819
Total assets                              48,723          45,505          42,608          45,088          39,682
Total debt                                69,527          66,085          66,325          59,278          55,593
Stockholders' deficit                   (308,159)       (384,108)       ( 38,574)       ( 30,337)       ( 33,375)

Other Data:
Cash provided from operations              2,499             192           2,052           4,760           4,692
Capital expenditures                       2,084           2,111           1,237           1,459           2,141
Cash dividends                             N/A             N/A             N/A             N/A             N/A
EBITDA(4)                                  6,190           4,828           4,221           7,478           5,996


(1) See Note 1 of Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

(2) The weighted average number of shares of Common Stock outstanding has been adjusted for the years ended December 31, 1992, 1993, 1994 and 1995 for the changes described in Note 7 of Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

(3) Excludes the current portion of long-term indebtedness of the Company classified as short-term, which is reflected as long-term debt in this table. See Note 7 of Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

(4) EBITDA represents income (loss) from continuing operations before income taxes plus interest expense, depreciation, amortization charges and the provision for environmental remediation.



470941.1
                                      -22-

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page


Report of Independent Accountants.........................................F-2


Consolidated Balance Sheets As of December 31, 1995 and 1996..............F-3


Consolidated Statements of Operations For Each of the Three Years
    in the Period Ended December 31, 1996.................................F-4


Consolidated Statements of Cash Flows For Each of the Three Years
    in the Period Ended December 31, 1996.................................F-5


Consolidated Statement of Changes in Stockholders' Deficit
    For the Three Years in the Period Ended December 31, 1996.............F-6


Notes to Consolidated Financial Statements................................F-7



470941.1
                                      F-1

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Lanesborough Corporation


We were engaged to audit the accompanying consolidated balance sheets of Lanesborough Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit and the financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management.

The Company is experiencing cash flow difficulties and expects that it will not be able to continue to meet its debt service obligation under its 10% Senior Notes. As discussed in Note 2 of the financial statements, the Company is offering to exchange all of the outstanding shares of common stock of its wholly-owned subsidiary, Buffalo Color Corporation, for the Company's outstanding 10% Senior Notes and accrued interest thereon. If the exchange is not consummated, the Company may be required to seek the protection of the courts under the bankruptcy code.

Because of the uncertainty described in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements and financial statement schedule.


COOPERS & LYBRAND L.L.P.



Rochester, New York
March 14, 1997


470941.1
                                      F-2

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Lanesborough Corporation


We were engaged to audit the accompanying consolidated balance sheets of Lanesborough Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit and the financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management.

The Company is experiencing cash flow difficulties and expects that it will not be able to continue to meet its debt service obligation under its 10% Senior Notes. As discussed in Note 2 of the financial statements, the Company is offering to exchange all of the outstanding shares of common stock of its wholly-owned subsidiary, Buffalo Color Corporation, for the Company's outstanding 10% Senior Notes and accrued interest thereon. If the exchange is not consummated, the Company may be required to seek the protection of the courts under the bankruptcy code.

Because of the uncertainty described in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements and financial statement schedule.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.



Rochester, New York
March 14, 1997

470941.1

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                       DECEMBER 31,
                                               ---------------------------
                                                  1995              1996
                                               ----------         -------
ASSETS

Current assets:
   Cash and cash equivalents                     $  1,576       $     278
   Accounts receivable (net of allowances
      of $142 and $128)                             9,480          10,188
   Inventories                                      5,382           5,824
   Deferred income taxes                            1,045             934
   Other current assets                               573             784
                                                ---------       ---------
        Total current assets                       18,056          18,008
Property, plant and equipment                      16,846          16,819
Goodwill                                            1,957           1,866
Debt financing costs                                  374             291
Deferred income taxes                               4,420               -
Other assets                                        3,435           2,698
                                                ---------        --------
        Total assets                            $  45,088        $ 39,682
                                                =========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt            $   5,599       $   4,524
   Accounts payable                                 2,622           3,420
   Accrued interest payable                            34              36
   Accrued liabilities                              4,969           4,963
   Income taxes payable                               482             162
                                                ---------       ---------
         Total current liabilities                 13,706          13,105
Long-term debt                                     53,679          51,069
Deferred income taxes                                   -           1,920
Other non-current liabilities                       8,040           6,963
                                                ---------       ---------
         Total liabilities                         75,425          73,057
                                                ---------        --------

Commitments and Contingencies (Note 9)

Stockholders' deficit:
   Common stock of $0.01 par value:
     Authorized:  1,000,000 shares
     Issued and outstanding:  99,911 shares             1               1
   Additional paid-in capital                       7,138           7,138
   Accumulated deficit                           ( 35,169)       ( 39,659)
   Deferred pension cost                         (  2,307)      (     855)
                                                ---------       ---------
        Total stockholders' deficit              ( 30,337)       ( 33,375)
                                                ---------       ---------

        Total liabilities and stockholders'
           deficit                              $  45,088        $ 39,682
                                                =========        ========

    The accompanying notes are an integral part of the financial statements.

470941.1
                                      F-3

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)

                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1994       1995        1996
                                              ---------  ---------   ---------

Net sales                                     $  45,009  $  50,519   $  53,439

Cost of sales                                    31,694     34,823      39,315
                                              ---------  ---------   ---------

     Gross profit                                13,315     15,696      14,124

Selling and administrative                        9,366      9,022       8,800

Research, development and engineering               885        867         931

Amortization of intangible assets                    91         91          91
                                              ---------   --------  ----------

     Operating profit                             2,973      5,716       4,302

Interest expense                                  7,383      3,189         831

Amortization of debt financing costs                292        172          83

Environmental remediation                             -         -        1,788

Other expense, net                                  963        419         467
                                              ---------  ---------  ----------

     Income (loss) from continuing
       operations before income taxes          (  5,665)     1,936       1,133

Provision for (benefit of) income taxes             256   (  3,969)      5,623
                                              ---------  ---------  ----------

     Income (loss) from continuing operations  (  5,921)     5,905     ( 4,490)

Gain (loss) of discontinued operation           350,893    (   622)         -
                                              ---------  ---------  ----------

     Net income                               $ 344,972  $   5,283    $( 4,490)
                                              =========  =========  ==========

Net income (loss) per share:
        Continuing operations                 $( 120.84) $   77.49  $(  44.94)
        Discontinued operation                 7,161.08   (   8.16)          -
                                              ---------  ---------  ----------

Net income (loss) per share                   $7,040.24  $   69.33  $(  44.94)
                                              =========  =========  ==========

Weighted average number of common shares
  outstanding                                    49,000     76,199     99,911
                                              =========  =========  ==========

    The accompanying notes are an integral part of the financial statements.


470941.1
                                      F-4

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                            YEARS ENDED DECEMBER 31,
                                                    1994       1995      1996
Cash flows from operating activities:
  Net income (loss)                              $ 344,972  $  5,283  $( 4,490)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
    Depreciation and amortization                    2,502     2,353     2,243
    Deferred income taxes                              235  (  4,330)    5,463
    Net (decrease) increase in receivable
     and inventory reserves                      (     427)      226        95
    Increase in accounts receivable              (     666)  (   759)  (   694)
    Decrease (increase) in inventories               1,299       505   (   550)
    Net decrease in other assets                     1,491       514       156
    Increase (decrease) in accounts payable            835   (   405)      440
    Net increase (decrease) in accrued
     liabilities and income taxes payable            2,405       850   (    39)
    Increase in environmental remediation
     accrual                                             -         -     1,788
    Net increase (decrease) in other non-current
     obligations                                       299   (    99)      280
    Net (decrease) increase in net liabilities
     of discontinued operation                    (350,893)      622         -
                                                 ---------  --------  --------
         Net cash provided by operating
           activities                                2,052     4,760     4,692
                                                 ---------   -------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment     (   1,237)  ( 1,459)  ( 2,141)
  Change in other assets                             2,691         -         -
                                                 ---------  --------  --------
         Net cash provided by (used in)
            investing activities                     1,454   ( 1,459)  ( 2,141)
                                                 ---------  --------  --------

Cash flows from financing activities:
  Borrowings under subsidiary revolving
    credit facility                                      -         -     3,500
  Repayments under subsidiary revolving
    credit facility                                      -         -   ( 3,000)
  Repayments under term loan                     (   3,050)  (   950)        -
  Borrowings under subsidiary term loan                  -          -    3,000
  Repayments under subsidiary term loans                 -   (   400)  ( 3,767)
  Capitalized interest paid on 10% Senior Notes          -         -   ( 3,582)
  Repayment of secured notes to parent                   -   ( 1,519)        -
                                                 ---------  --------  --------
         Net cash used in financing activities   (   3,050)  ( 2,869)  ( 3,849)
                                                 ---------  --------  --------

         Net increase (decrease) in cash
            and cash equivalents                       456       432   ( 1,298)

  Cash and cash equivalents at beginning of year       688     1,144     1,576
                                                 ---------  --------  --------

  Cash and cash equivalents at end of year       $   1,144  $  1,576  $    278
                                                 =========  ========  ========

    The accompanying notes are an integral part of the financial statements.


470941.1
                                      F-5

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (dollars in thousands)


                                    ADDITIONAL            DEFERRED   TOTAL
                            COMMON   PAID-IN  ACCUMULATED PENSION STOCKHOLDERS'
                             STOCK   CAPITAL    DEFICIT    COST     DEFICIT


Balances, January 1, 1994     $  1  $  2,369  $(385,424)  $(1,054)   $(384,108)

Adjustment to long-term
  pension liability                                           562          562

Net income                                      344,972                344,972
                              ----  --------  ---------   -------    ---------

Balances, December 31, 1994      1     2,369   ( 40,452)   (  492)    ( 38,574)


Adjustment to long-term
  pension liability                                        (1,815)    (  1,815)

Contribution of SHI
  Indebtedness to
  additional paid-in capital           4,769                             4,769

Net income                                       5,283                   5,283
                             ----  --------  ---------    -------     ---------

Balances, December 31, 1995     1     7,138   ( 35,169)   (2,307)     ( 30,337)


Adjustment to long-term
  pension liability                                        1,452        1,452

Net loss                                      (  4,490)               (  4,490)
                             ----  --------  ---------   -------      ---------


Balances, December 31, 1996  $  1  $  7,138  $( 39,659)  $(  855)    $( 33,375)
                             ====  ========  =========   =======      =========



    The accompanying notes are an integral part of the financial statements.


470941.1
                                      F-6

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.   BUSINESS ORGANIZATION

               Lanesborough Corporation ("Lanesborough" or "the Company"), is a holding company and prior to the Exchange Transaction (as discussed in Note 7) was a wholly-owned subsidiary of Sherborne Holdings Incorporated ("Sherborne Holdings"). The consolidated financial statements as of and for the year ended December 31, 1996, reflect the results of operations and financial position of Lanesborough and its wholly-owned subsidiary Buffalo Color Corporation ("BCC"). The Company's financial statements also reflect its majority ownership in NH Holding Incorporated ("NHI") as a discontinued operation which on September 2, 1993 filed a separate voluntary petition for relief under Chapter 11 of the bankruptcy code. NHI's Plan of Reorganization, which was consummated on December 28, 1994, provided for the distribution of all assets of NHI to its creditors in complete satisfaction of their claims. The consolidated financial statements reflect the elimination of NHI's net liabilities from the Company's financial statements, adjustments to the carrying value of NHI's debt securities held by the Company and the elimination of the Company's investment in the equity of NHI, all as specified under the Plan of Reorganization.

               The Company, through its principal subsidiary, BCC, manufactures and distributes certain synthetic organic chemicals. Synthetic indigo dye, which the Company sells to denim producers throughout the world, accounts for more than 70.0% of total net sales. The Company also produces a line of intermediate chemicals which it primarily sells to domestic manufacturers of dye stuffs, automotive coatings, pharmaceuticals and epoxies.

               The Company relies on cash flows from BCC to meet its obligations under its debt agreements. The operations, assets and liabilities of BCC are separate and distinct from those of Lanesborough.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

               The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is offering to exchange all of the outstanding shares of common stock issued by its wholly-owned subsidiary BCC for the Company's outstanding 10% Senior Notes due 2000, including accrued interest thereon, subject to various terms and conditions described in the Exchange Offer. The Company

470941.1
                                       F-7

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (cont'd)

          Basis of Presentation (cont'd)

          intends to liquidate shortly after consummation of the Exchange Offer, since it will have no other significant assets. The Company intends to consummate the Exchange Offer if at least 51% of the holders of the Notes consent to the Exchange Offer. The Company will continue to hold the pro rata number of shares of common stock that collateralize the Notes that are not tendered for exchange, pending final liquidation of the Company. If a majority of the holders of the Notes do not tender their Notes in exchange for the common stock of BCC, the Exchange Offer will not be consummated and the Company may be required to seek the protection of the courts under the bankruptcy code. The financial statements do not include any adjustments that would be required to reflect the liquidation basis of accounting that is contemplated by the Exchange Offer.

               The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. In addition, certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents

               Cash equivalents consist of temporary cash investments with original maturities of ninety days or less.

          Inventories

               Inventories are stated at the lower of cost or market.  The LIFO
          (last-in,   first-out)   method  of  determining  cost  is  used  for
          substantially all inventories.



470941.1
                                      F-8

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (cont'd)

          Property, Plant and Equipment

               Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives on the straight-line method for financial statement purposes and accelerated methods for income tax purposes.

               When assets are disposed of, the cost of the property and related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are included in income.

               Goodwill is amortized on a straight-line basis over 40 years and is stated net of accumulated amortization of $1.7 million and $1.8 million at December 31, 1995 and 1996, respectively. At each balance sheet date the Company evaluates the realizability of goodwill based upon expectations of cash flows. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1996.

          Revenue Recognition

               BCC has established consignment programs with certain customers where revenue is recognized at the time of consumption. Revenue from other product sales is recognized at the time of shipment.

          Research and Development

               Research and development costs are primarily related to process enhancements and are expensed as incurred. Such costs amounted to approximately $0.3 million in each of the years ended December 31, 1994, 1995 and 1996.

          Environmental

               Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with substantial completion of a feasibility study or BCC's commitment to a formal plan of action. Such accruals

470941.1
                                      F-9

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (cont'd)

          Environmental (cont'd)

          are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations, consisting of direct costs of the remediation effort, legal fees and costs related to completing the remedial investigation/feasibility study ("RI/FS"), are not discounted to their present value. Costs of future expenditures for the operation and maintenance of the remedial action, including the costs of postremediation monitoring required by the remedial action plan are discounted to their present value.

          Income Taxes

               The Company files a consolidated federal tax return with its subsidiaries. The provisions for income taxes included in the consolidated statements of income have been calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109").

               The Company joined in the consolidated federal income tax return filed by its former parent, Sherborne Holdings, from January 1, 1995 through June 19, 1995, the date of the Exchange Transaction (as discussed in Note 7). As a direct result of the Exchange Transaction, the Company ceased to be a member of the Sherborne Holdings consolidated group. A separate consolidated federal income tax return was filed by the Company from the date of the Exchange Transaction through December 31, 1995.

          Earnings (Loss) Per Share

               In May 1995, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock from 1,000 to 1,000,000 shares and to reduce the par value from $1.00 to $0.01 per share, and issued 49,000 new shares in exchange for the 1,000 old shares of common stock previously outstanding. All share and per share amounts for the years ended December 31, 1994 and 1995 have been presented as if the Exchange Transaction (as discussed in Note 7) had occurred at the beginning of these periods.



470941.1
                                      F-10

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (cont'd)

          Concentrations of Credit Risk

               Financial instruments which potentially subject the Company to concentrations of risk consist principally of temporary cash investments and trade receivables. The Company invests surplus cash balances in U.S. Treasury securities with original maturities of ninety days or less. Credit risk on trade receivables is minimized as a result of BCC's credit and collection policies which are monitored closely for compliance.


NOTE 3.   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

                                             Year Ended December 31,
                               ----------------------------------------------
                                 1994                1995              1996
                               --------            --------          --------
                                             (dollars in thousands)

          Interest paid        $ 6,679            $ 1,673            $ 4,269
          Income taxes paid        162                173                524

               In 1995, the Company cancelled indebtedness to Sherborne Holdings in excess of $2,900 principal amount of Notes issued to Sherborne Holdings and accounted for the cancellation as a contribution to capital of $4,769.


NOTE 4.   INVENTORIES

               The major components of inventories are as follows:

                                                   December 31,
                                            ----------------------------
                                             1995                  1996
                                            -------              -------
                                              (dollars in thousands)

          Raw materials and supplies        $   912              $   816
          Work in process                       812                  714
          Finished goods                      3,658                4,294
                                            -------              -------

                 Total                      $ 5,382              $ 5,824
                                            =======              =======


470941.1
                                      F-11

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   INVENTORIES  (cont'd)

               Inventories, if valued on a first-in, first-out basis, would have been approximately $128 thousand and $368 thousand higher than reported at December 31, 1995 and 1996, respectively.


NOTE 5.   PROPERTY, PLANT AND EQUIPMENT

               A summary of the major components of property, plant and equipment is as follows:

                                                       December 31,
                                                  ------------------------
                                                     1995           1996
                                                  ---------      ---------
                                                    (dollars in thousands)

          Land                                    $   1,841      $   1,841
          Buildings and improvements                 12,062         12,070
          Furniture, fixtures and equipment          38,162         39,988
          Construction in progress                      724            872
                                                  ---------      ---------
                                                     52,789         54,771
            Less accumulated depreciation          ( 35,943)      ( 37,952)
                                                  ---------      ---------
               Total                              $  16,846      $  16,819
                                                  =========      =========

               Depreciation charged to continuing operations was approximately $2.1 million, in 1994, 1995 and 1996. Buildings and improvements under capital leases totaled $0.6 million and $0.5 million net of accumulated depreciation of approximately $0.1 million at December 31, 1995 and 1996, respectively.




470941.1
                                      F-12

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   ACCRUED LIABILITIES

               A summary of the major components of accrued liabilities is as follows:

                                                             December 31,
                                                        ----------------------
                                                           1995        1996
                                                        ---------    --------
                                                        (dollars in thousands)

          Compensation and employee benefits            $   1,724    $  1,796
          Environmental                                       692         504
          Postretirement benefits other than pensions         736         693
          Other                                             1,817       1,970
                                                        ---------    --------
               Total                                    $   4,969    $  4,963
                                                        =========    ========


NOTE 7.   DEBT

               A summary of the components of debt is as follows:

                                                        December 31,
                                                    ----------------------
                                                      1995          1996
                                                    ---------    ---------
                                                    (dollars in thousands)
          Current Portion of Long-Term Debt:

          Subsidiary Term Loan                      $   1,600    $   1,000
          10% Senior Notes                              3,999        3,443
          12 3/8% Senior Subordinated Notes                 -           81
                                                    ---------    ---------
               Total                                $   5,599    $   4,524
                                                    =========    =========

          Long-Term Debt:

          Subsidiary Revolving Credit Facility      $      -     $     500
          Subsidiary Term Loan                          2,000        1,833
          10% Senior Notes                             51,598       48,736
          12 3/8% Senior Subordinated Notes                81            -
                                                    ---------    ---------
               Total                                $  53,679    $  51,069
                                                    =========    =========


470941.1
                                      F-13

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   DEBT  (cont'd)

          Subsidiary Revolving Credit Facility and Term Loan

               On October 11, 1996, BCC entered into a secured term loan, ("Subsidiary Term Loan"), and revolving credit facility, ("Subsidiary Revolving Credit Facility"), with a commercial bank. The subsidiary term loan was in the initial principal amount of $3.0 million, of which $2.0 million was used to repay BCC's then existing $2.0 million term loan balance. The subsidiary term loan bears interest at the bank's prime rate plus 2.0% and provides for monthly repayments of principal through October 1, 1999. The subsidiary revolving credit facility, which expires on October 1, 1999, provides for maximum aggregate advances of $3.5 million, and maximum aggregate face amount of letters of credit of $2.0 million. Outstanding borrowings at December 31, 1996 totaled $0.5 million and bore interest at the bank's prime rate plus 1.5%. The carrying value of the subsidiary term loan and subsidiary revolving credit facility approximates fair market value at December 31, 1996. Borrowings under this facility are secured by a lien and security interest on substantially all BCC's assets other than its real properties. The loan agreement contains customary covenants, restrictions, and financial maintenance tests, including a requirement that BCC maintain tangible net worth of at least $18.0 million; restrictions on changes in management or control of BCC; limitations on the incurrence of additional indebtedness of BCC; and restrictions on the payment of dividends or other distributions on account of its capital stock in an amount in excess of $5.0 million per year, reduced by the amount of certain environmental expenditures. BCC was in compliance with all covenants of this agreement at December 31, 1996. Additional availability under the subsidiary revolving credit facility is limited to a specific factor of BCC's eligible inventories and trade accounts receivable. Subsequent to December 31, 1996, BCC issued a letter of credit in the amount of $1.3 million.

          10% Senior Notes

               The Notes due 2000, are secured obligations of the Company and are effectively subordinated to all outstanding indebtedness of subsidiaries of the Company. The Notes are secured by a pledge of all of the Capital Stock of BCC. There are no sinking fund requirements on the Notes.

               In  June  1995,  the  Company   completed  a  restructuring   of
          substantially  all of its  outstanding  indebtedness  (the  "Exchange
          Transaction") which was undertaken following negotiations with certain holders of the Company's then outstanding 12 3/8% Senior Subordinated Notes (the "Old Notes"). The Exchange Transaction involved (a) the exchange of $49.9 million in principal amount of Old Notes (plus accrued interest from September 15, 1994 to June 19,
          1995) for $37.0 million in principal amount of 10% Senior Notes due 2000 (the "Notes") and 50,911 shares of Common Stock; (b) the waiver of all interest accrued since October 1, 1994 on intercompany indebtedness due to Sherborne Holdings ("SHI Indebtedness"); (c) the contribution to the capital of the Company of the balance of the SHI Indebtedness in excess of $2.9 million in principal amount of Notes received by Sherborne

470941.1
                                      F-14

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   DEBT  (cont'd)

          10% Senior Notes (cont'd)

          Holdings, amounting to approximately $4.8 million; and (d) the reduction of the management fee charged to the Company from $100,000 per month to $50,000 per month.

               The Exchange Transaction has been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", ("SFAS 15"). At the date of the Exchange Transaction the principal amount of the Notes, totalling $39.9 million, was adjusted upward to $56.9 million to include substantially all future interest payments on the Notes to the date of maturity. Interest is payable semi-annually. Capitalized interest when paid is reflected as a reduction in the carrying amount of the Notes as opposed to being expensed. The Company is permitted at anytime prior to the maturity date to redeem the Notes at their principal amount plus a declining redemption premium and accrued interest to the date of redemption.

               At December 31, 1996, the carrying value of the Notes amounted to $52.2 million. Based upon limited market transactions management estimates that the current fair market value is approximately $50 to $70 per hundred face value of the Notes.

          12 3/8% Senior Subordinated Notes

               The Old Notes, due 1997, are unsecured obligations of the Company that are structurally subordinated to all debts and liabilities of the issuer's operating subsidiaries. There are no sinking fund requirements on the Old Notes. Interest is payable semiannually.

               As a result of the Exchange  Transaction,  the Company exchanged approximately $49.9 million of the Old Notes (representing approximately 99.8% of the $50.0 million Old Notes then outstanding) for approximately $37.0 million of the 10% Senior Notes.

          Maturities of Long-Term Debt

               The  following  table   summarizes  the  scheduled   non-current
          maturities of the Company's long-term debt for years subsequent to 1997:

                     Year              (dollars in thousands)

                     1998                  $   4,444
                     1999                      4,777
                     2000                     41,848
                                           ---------
                                           $  51,069

470941.1
                                      F-15

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   OTHER NON-CURRENT LIABILITIES

               A summary of the components of other non-current liabilities is as follows:

                                                           December 31,
                                                      ----------------------
                                                         1995        1996
                                                      ---------    ---------
                                                      (dollars in thousands)

          Pension                                     $   4,803    $   1,985
          Environmental                                     244        1,617
          Postretirement benefits other than pensions     1,176        1,637
          Other                                           1,817        1,724
                                                      ---------     --------
               Total                                  $   8,040    $   6,963
                                                      =========    =========

NOTE 9.   COMMITMENTS AND CONTINGENCIES

          Lease Commitments and Rent Expense

               BCC leases various facilities and equipment under operating lease agreements with varying terms. As of December 31, 1996, significant future annual lease obligations under leases with non-cancelable lease terms originally in excess of one year are approximately $0.1 million in 1997, 1998, 1999 and none thereafter.

               Total rent expense for all operating leases was approximately $0.3 million in each of the years ended December 31, 1994, 1995 and 1996.

               A consolidated entity is obligated to make rental payments under a capital lease agreement for cooling water supply facilities. The obligation requires maximum quarterly payments of $26 thousand and matures on March 31, 2003. Such payments are not included above.

          Environmental Contingencies

               The Company is required to comply with complex regulations relating to the use, storage, disposal and discharge of hazardous materials. The Company has in the past, and expects to continue to incur, substantial costs for remediation of prior operating and disposal activities and to comply with environmental laws and regulations.

               The Company has been named a potentially responsible party ("PRP"), and in certain instances is being sued along with a number of other parties, with respect to sites in the western New York State area where it is alleged that the Company arranged for the disposal of hazardous materials. The Company has denied such allegations and intends to vigorously defend itself in such litigation. Preliminary estimates of the total remediation costs for these sites are in the range of $8.5 to $10.0 million.


470941.1
                                      F-16

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   COMMITMENTS AND CONTINGENCIES  (cont'd)

          Environmental Contingencies (cont'd)

               The Company is subject to a New York State Department of Environmental Conservation ("DEC") permit requiring a Resource Conservation and Recovery Act ("RCRA") facility investigation, ("RFI"), of the active plant site. An initial facility investigation, although not completed, revealed contamination in the active plant site. A corrective measure study ("CMS") is expected to be completed by the end of 1997 that will assess alternative corrective measures that are technologically feasible and implementable. Following completion of the CMS, the Commissioner of the DEC will select the corrective measure(s) from the alternatives presented in the CMS and require implementation of a remedial design and remedial construction through a permit modification. The design is projected to be completed by the end of 1998 at the earliest, and construction would likely begin in 1999, conclude by 2000 or 2001 and be followed by a minimum of 30 years of operation and maintenance.

               Allied Signal, Inc. ("Allied"), previous owner/operator of the site, has agreed, on an interim basis to share in the costs of the RFI and the CMS, without prejudice to a final allocation. Allied has not agreed to share in the costs of any interim or final remedial measures that the DEC might require. If necessary, the Company intends to pursue litigation against Allied to require Allied to contribute its equitable share of the costs of remediating contamination arising from activities conducted by Allied. Management has estimated that the capital costs for remediation could be in the range of $6.5 million and $9.0 million and that the present value of total operating and maintenance costs for 30 years could be in the range of $4.5 million and $6.0 million.

               At December 31, 1996, the Company has accrued its share of the estimated RFI and CMS expenses associated with its active plant site and the low end of the range of its estimated share of the estimated environmental remediation obligations with respect to the sites discussed above. The Company's share of such environmental remediation costs has been based on the contaminants identified during the preliminary facility investigation. Accordingly, it is possible that the Company could incur additional environmental remediation obligations beyond the amount accrued, and such costs could be material to operations, financial position and cash flow in future periods as more current information becomes known.

          Pension Plan Termination Liability of Affiliates

               The Company and other affiliated companies had been members of a common control group under which, by statute, they were jointly and severally obligated for any liability to the Pension Benefit Guaranty Corporation ("PBGC") upon termination of any of the entities' pension plans. Certain affiliates maintain defined benefit pension plans that are substantially underfunded based on plan termination assumptions. In order to accommodate the corporate reorganization of NHI, the PBGC and various control group members entered into contractual arrangements

470941.1
                                      F-17

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   COMMITMENTS AND CONTINGENCIES  (cont'd)

          Pension Plan Termination Liability of Affiliates (cont'd)

          whereby the entities have retained liability for plan termination in the event certain affiliates' underfunded pension plans are terminated at a future date. Pursuant to these contractual arrangements, liability for plan termination is triggered upon certain reorganization events of the Company, including a commencement of liquidation of either the Company or its subsidiaries under the bankruptcy code. The estimated liability for plan termination is approximately $83.0 million at December 31, 1996. No claims are pending or, to the knowledge of the Company, threatened against the Company or BCC under the contractual arrangements.


NOTE 10.  EMPLOYEE BENEFIT PLANS

               BCC provides noncontributory pension plans covering substantially all of its employees. Benefits under these plans are computed based, primarily, on an employee's years of credited service and/or earnings. BCC's funding policy is to fund the benefits expected to be paid to the plan members. Contributions equal or exceed the minimum funding requirements of ERISA.

               The components of net periodic pension expense for the years ended December 31, are as follows:

                                             1994       1995        1996
                                           -------    --------    --------
                                                (dollars in thousands)

                    Service cost           $   512    $   457     $   543
                    Interest cost            1,546      1,708       1,694
                    Net amortization           200        291         302
                    Return on plan assets   (1,649)    (1,535)     (1,823)
                                           -------    -------     -------
                    Net periodic pension
                      expense              $   609    $   921     $   716
                                           =======    =======     =======

               In accordance with the requirements of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS 87") the balance sheet at December 31, reflects the following:



470941.1
                                      F-18

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  EMPLOYEE BENEFIT PLANS  (cont'd)

                                               1995           1996
                                             -------        -------
                                             (dollars in thousands)
                  Intangible asset           $   926        $   549
                  Long-term pension
                    liability                  4,803          1,985
                  Direct reduction in
                    stockholders' deficit
                    (net of tax benefits
                    of $1,570 and $581)        2,307            855

               The assumptions used in determining pension costs for 1995 and 1996 under SFAS 87 include a discount rate of 7.25%, a rate of increase in future compensation levels per annum of 3.5% and 4.5%, respectively and an expected long-term rate of return on pension assets per annum of 9.0%.

               Plan assets are invested in a directed trust. Assets of the directed trust are primarily invested in United States Government obligations, corporate bonds, common stock, and units of common investment trusts consisting of short term interest bearing instruments, United States Government direct and guaranteed obligations, and common stock.

               The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets as of December 31, 1995 and 1996, except for the amounts described in the preceding paragraph that have been recognized to conform with the additional requirements of SFAS 87:

                                                            1995       1996
                                                         ---------   ---------
                                                        (dollars in thousands)
               Actuarial present value of benefit
                 obligations:

                 Vested                                  $(22,399)   $(23,040)
                                                         --------    --------
                 Accumulated                             $(22,984)   $(23,621)
                                                         --------    --------
                 Projected                               $(24,238)   $(24,910)
               Less:  plan assets at fair value            20,376      23,229
                                                         --------    --------
                                                          ( 3,862)    ( 1,681)
               Unrecognized prior service cost                646         582
               Unrecognized net obligation at date of
                 initial application being amortized
                 over 12 and 15 years for the salaried
                 and hourly plans, respectively               242         222
               Unrecognized net loss                        5,168       3,368
                                                         --------    --------

               Pension prepayment                        $  2,194    $  2,491
                                                         ========    ========



470941.1
                                      F-19

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  EMPLOYEE BENEFIT PLANS  (cont'd)

               BCC also maintains 401(k) defined contribution plans for its hourly and salaried employees. Under the salaried plan, the employee's contribution of 2.0% or 3.0% of wages is matched dollar-for-dollar by BCC. Under the hourly plan, the employee's contribution of 2.0% or 3.0% of wages is matched by BCC fifty cents on the dollar. Expenses related to the plans amounted to approximately $0.2 million for the years ended December 31, 1995 and 1996.


NOTE 11.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

               BCC provides certain health care and life insurance benefits for substantially all retirees who attained normal retirement age while working for BCC. These benefits are provided through insurance companies whose premiums are primarily community rated. Generally, the health care plans pay a stated dollar contribution towards the medical insurance premiums. A non-contributory life insurance benefit is provided with additional coverage available primarily at the retirees' expense. For hourly retirees these benefits vary based upon the collectively bargained agreement in effect at the time of their retirement. The plans are unfunded.

               In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other
          Than Pensions", ("SFAS 106"), the funded status of the plans, reconciled to the accrued postretirement benefit obligation recognized in the Company's balance sheets at December 31, is as follows:

                                                      1995              1996
                                                     -------           -------
                                                      (dollars in thousands)
               Accumulated postretirement benefit
                 obligation:
                   Retirees                          $(6,576)          $(6,375)
                   Fully eligible active plan
                       participants                   (1,375)           (1,285)
                   Other active participants          (  791)           (  769)
                                                     -------           -------
                                                      (8,742)           (8,429)
               Unrecognized net loss                   1,103               709
               Unamortized net transition
                 obligation                            5,727             5,390
                                                     -------           -------
               Accrued postretirement benefit
                  obligation                         $(1,912)          $(2,330)
                                                     =======           =======



470941.1
                                      F-20

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (cont'd)

               The components of net periodic postretirement benefit costs at December 31, are as follows:

                                                      1995            1996
                                                     -------         -------
                                                      (dollars in thousands)

             Service cost                            $   57          $    71
             Interest cost                              637              589
             Amortization of transition
              obligation                                337              337
             Amortization of gains and losses             -               38
                                                     ------           ------
             Net periodic postretirement benefit
              cost                                   $1,031           $1,035
                                                     ======           ======

               For measuring the accumulated postretirement benefit obligations ("APBO"), an 8.6% annual rate of increase in the per capita claims cost was assumed for 1996, but is expected to gradually decline each year until 2002, to an ultimate trend rate of 5.0%. The weighted-average discount rate used in determining the APBO at January 1, 1996 and December 31, 1996 was 7.25%.

               If the health care cost trend rate were increased 1.0%, the APBO as of December 31, 1996 and the aggregate of service and interest cost for 1996 would have increased by approximately 1.0%.

               The cash paid by the Company to provide postretirement benefits other than pensions amounted to approximately $0.6 million in each of the years ended December 31, 1994, 1995 and 1996.

NOTE 12.  INCOME TAXES

               The provision for (benefit of) income taxes comprised the following:

                                        Year Ended December 31,
                               ----------------------------------------
                                 1994            1995             1996
                               --------        --------         -------
                                        (dollars in thousands)

          Current:
                State          $    201        $    343         $   131
                Foreign              14              17              29
                               --------        --------         -------
                                    215             360             160
                               --------        --------         -------
          Deferred:
                Federal               -          (4,324)          5,569
                State                41          (    5)         (  106)
                               --------        --------         -------
                                     41          (4,329)          5,463
                               --------        --------         -------

                               $    256        $( 3,969)        $ 5,623
                               ========        ========         =======

470941.1
                                      F-21

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  INCOME TAXES  (cont'd)

               The difference between taxes computed by applying the statutory federal corporate income tax rate of 34% to income (loss) before taxes and the actual provision for income taxes charged to continuing operations was:

                                                       Year Ended December 31,
                                                    ---------------------------
                                                      1994      1995     1996
                                                    --------  --------  -------
                                                       (dollars in thousands)

          Federal income tax (benefit)
            provision at statutory rate             $( 1,926) $   658  $   385

          Tax benefit of (provision for) domestic
            losses not recorded in provision           1,926  (   658)  (  385)
          (Decrease) increase in valuation allowance       -  ( 4,183)   5,551
          State taxes, net                               134      231       87
          Other, net                                     122  (    17) (    15)
                                                    --------  -------  -------
                Total                               $    256  $(3,969) $ 5,623
                                                    ========  =======  =======


               The temporary differences which give rise to deferred tax assets and (liabilities) at December 31, are as follows:

                                                 1995                1996
                                               --------           ---------
                                                   (dollars in thousands)

          Deferred compensation                $    424           $    420
          Environmental accruals                    350                804
          LIFO inventory                        (   275)           (   275)
          Pension                               (   954)           ( 1,062)
          Insurance accruals                        147                163
          Inventory capitalization                   89                108
          Vacation accrual                          430                444
          SFAS 87 adjustment                      1,570                581
          Depreciation and amortization         ( 3,227)           ( 3,144)
          Postretirement medical                    732                892
          Loss carryforwards                     11,614             11,298
          Capitalized interest                    5,838              4,656
          Financing fees                            189                147
          Other                                     152                145
          Less valuation allowance              (11,614)           (16,163)
                                               --------            -------
                                              $   5,465           $(   986)
                                               ========            =======

               Of the net deferred tax assets (liabilities) presented, the current portion of deferred income taxes amounted to $1.0 million and $0.9 million and the non-current portion of deferred income taxes amounted to $4.4 million and $(1.9) million at December 31, 1995 and 1996, respectively.

470941.1
                                      F-22

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  INCOME TAXES  (cont'd)

               As of December  31,  1995,  the Company had net  operating  loss carryforwards for income tax purposes of $32.2 million expiring in the years 2009 through 2010. The completion of the Exchange Transaction resulted in an ownership change for Federal income tax purposes, and has substantially limited the Company's net operating loss carryforwards available to offset taxes on future operating income. Based on the criteria set forth in SFAS 109, the Company has recorded valuation allowances against certain deferred tax assets of $11.6 million and $16.2 million for the years ended December 31, 1995 and 1996, respectively.


NOTE 13.  MAJOR CUSTOMERS

               Sales to three customers representing 10% or more of net sales, amounted to $11.4 million, $5.6 million and $5.5 million during 1995, and $10.7 million, $6.2 million and $6.2 million during 1996.

               Export sales were approximately 20.7%, 22.0% and 28.2% of the Company's net sales for the years ended December 31, 1994, 1995 and 1996, respectively. The principal international markets served by the Company include Mexico, Europe and Asia.


NOTE 14.  RELATED PARTY TRANSACTIONS

               Included in "Other expense, net" on the Statement of Operations for the year ended December 31, 1994 is $1.2 million of management fees charged to the Company. As a direct result of the Exchange Transaction, management fees charged to the Company for the years ended December 31, 1995 and 1996 amounted to $0.9 million and $0.6 million, respectively. The management fee was last paid on October 24, 1995. At December 31, 1996 accrued management fees aggregated $0.7 million and are included in other accrued liabilities.



470941.1
                                      F-23

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  QUARTERLY FINANCIAL DATA AND INFORMATION (UNAUDITED)

               The following table sets forth the unaudited quarterly results of operation for each of the fiscal quarters in the years ended December 31, 1995 and 1996 (dollars in thousands, except per share data):

           Fiscal 1995

                                                     First        Second         Third       Fourth        Total
                                                    Quarter       Quarter       Quarter      Quarter        Year

          Net sales                                  $ 12,273     $12,626       $12,662     $ 12,958     $ 50,519
          Gross profit                                  3,775       4,189         4,005        3,727       15,696
          Income (loss) from
            continuing operations                     (   868)      4,508           938        1,327        5,905
          Loss of discontinued
            operation                                       -     (   622)            -           -       (   622)
          Net income (loss)                           (   868)      3,886           938        1,327        5,283

          Net income (loss) per share(1):
            Continuing operations                    $( 17.71)    $ 81.74       $  9.39     $  13.28     $  77.49
            Discontinued operation                         -      ( 11.28)           -            -       (  8.16)
                                                     --------     --------      -------     --------     --------

          Net income (loss)
            per share                                $( 17.71)    $ 70.46       $  9.39     $  13.28     $  69.33
                                                     ========     =======       =======     ========     ========


           Fiscal 1996
                                                     First        Second         Third       Fourth        Total
                                                    Quarter       Quarter       Quarter      Quarter        Year

          Net sales                                  $ 13,794     $13,924       $13,267     $ 12,454     $ 53,439
          Gross profit                                  4,186       3,952         3,475        2,511       14,124
          Net income (loss)                               947         705           459      ( 6,601)     ( 4,490)

          Net income (loss) per share                $   9.48     $  7.06       $  4.59     $( 66.07)    $( 44.94)
                                                     ========     =======       =======     ========     ========

          (1) The sum of the quarterly amounts do not equal the total as a result of Common Stock transactions during the year.


470941.1
                                      F-24

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES




                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         Page







Schedule II   -   Valuation and Qualifying Accounts ..................... S-2


























470941.1
                                      S-1



                                                LANESBOROUGH CORPORATION AND SUBSIDIARIES
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         (dollars in thousands)




                               Balance at        Additions          Charges to                              Balance
                               Beginning         Costs and            Other                               at End of
        Description            of Period          Expenses           Accounts         (Deductions)          Period

Allowance for
  doubtful accounts


  December 31, 1994            $    133          $     -             $(    1)        $      -            $    132
  -----------------


  December 31, 1995                 132               51                  -            (   41)(1)             142
  -----------------


  December 31, 1996                 142               -                   -            (   14)(1)             128
  -----------------



Valuation allowance
  for deferred taxes


  December 31, 1994            $ 64,205          $     -             $    -          $(48,320)(2)        $ 15,885
  -----------------


  December 31, 1995              15,885                -                  -           ( 4,271)             11,614
  -----------------


  December 31, 1996              11,614            4,549                   -                 -             16,163
  -----------------





-------------------------

(1)  Includes write-offs of accounts receivable.

(2) As a direct result of the disaffiliation of NHI and its subsidiaries, the valuation allowance attributable to operating loss carryforwards decreased by approximately $48.3 million for the ended December 31, 1994.


470941.1
                                       S-2


                                                                                                                   EXHIBIT 11.1
                                                   LANESBOROUGH CORPORATION

                                           COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                     (dollars in thousands, except share and per share data)




                                                                        YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------

                                                 1992            1993             1994              1995               1996
                                               ----------     ----------       ----------        ----------          ---------

Income (loss) from continuing operations      $(   3,637)     $(   5,279)      $(   5,921)       $    5,905          $(  4,490)

Gain (loss) of discontinued operation          (  70,353)      (  70,284)         350,893         (     622)                 -

Cumulative effect of change in accounting
 for income taxes                                     -              668                -                 -                  -

Net income (loss)                              (  73,990)      (  74,895)         344,972             5,283           (  4,490)

Weighted average number of common
 shares outstanding                               49,000          49,000           49,000            76,199             99,911

Income (loss) per share from continuing
 operations                                    (   74.22)      (  107.73)       (  120.84)            77.49           (  44.94)

Gain (loss) per share of discontinued
 operations                                    (1,435.78)      (1,434.37)        7,161.08         (    8.16)                 -

Cumulative per share effect of change in
 accounting for income taxes                          -            13.63               -                  -                 -

Net income (loss) per share                    (1,510.00)      (1,528.47)        7,040.24             69.33           (  44.94)






470941.1
                                       S-3

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LANESBOROUGH CORPORATION


                                By:
                                         Craig L. McKibben
                                         Chairman and Chief Executive Officer

                               POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Craig L. McKibben, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date


__________________________   Chairman, Chief Executive         March 14, 1997
Craig L. McKibben              Officer and Director
                               (Principal Executive Officer)


__________________________   Secretary and Treasurer           March 14, 1997
William O. Fields, Jr.         (Principal Financial
                                Officer and Accounting
                                Officer)











470941.1
                                      S-6

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LANESBOROUGH CORPORATION

                                By: /s/ Craig L. McKibben
                                    Craig L. McKibben
                                    Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Craig L. McKibben, with full power to act, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date


/s/ Craig L. McKibben        Chairman, Chief Executive         March 14, 1997
--------------------------
Craig L. McKibben              Officer and Director
                               (Principal Executive Officer)


/s/ William O. Fields, Jr.   Secretary and Treasurer           March 14, 1997
----------------------------
William O. Fields, Jr.         (Principal Financial
                                Officer and Accounting
                                Officer)



470941.1
                                      S-7