Form 10-Q
period 1997-03-31
LANESBOROUGH CORP /DE/
filed 1997-05-12
CIK 810019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 1997



                        Commission File Number: 33-95452

                            LANESBOROUGH CORPORATION
             (Exact name of Registrant as specified in its charter)



      Delaware                                                    13-3389799
(State of Incorporation)               (I.R.S. employer identification number)


                           959 Route 46 East Suite 201
                          Parsippany, New Jersey 07054
          (Address of principal executive offices, including zip code)

                                 (201) 316-5600
                     (Telephone number, including area code)





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]      No _____


     As of April 30, 1997, the aggregate number of outstanding shares of the Registrant's Common Stock, $0.01 par value, was 99,911.


600614.1

                            LANESBOROUGH CORPORATION
                                    FORM 10-Q

                          Quarter Ended March 31, 1997

                                      INDEX

                                                                                                  Page
                                                                                                   No.

PART  I.   FINANCIAL INFORMATION

                 Item 1 - Financial Statements:

                        Consolidated Balance Sheets (unaudited) as of
                          December 31, 1996 and March 31, 1997                                        3

                        Consolidated Statements of Operations (unaudited)
                          for the three months ended March 31, 1996
                          and March 31, 1997                                                          4

                        Consolidated Statements of Cash Flows (unaudited)
                          for the three months ended March 31, 1996 and
                          March 31, 1997                                                              5

                        Notes to Unaudited Consolidated Financial Statements                          6


                 Item 2 - Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                            9


PART II.         OTHER INFORMATION

                 Item 1 - Legal Proceedings                                                          13

                 Item 2 - Changes in Securities                                                      13

                 Item 3 - Defaults Upon Senior Securities                                            13

                 Item 4 - Submission of Matters to a Vote of Security Holders                        14

                 Item 5 - Other Information                                                          14

                 Item 6 - Exhibits and Reports on Form 8-K                                           14

                 Signatures                                                                          15

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                 See pages 3-8

600614.1




                    LANESBOROUGH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                   (unaudited)


                                                                                    December 31,        March 31,
                                                                                         1996                 1997
                                                                                    ---------------     ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                           $      278           $         -
   Accounts receivable (net of allowances
      of $128 and $153)                                                                    10,188                10,753
   Inventories                                                                              5,824                 6,451
   Deferred income taxes                                                                      934                   882
   Other current assets                                                                       784                   648
                                                                                           ------                ------
        Total current assets                                                               18,008                18,734
Property, plant and equipment                                                              16,819                16,458
Goodwill                                                                                    1,866                 1,843
Debt financing costs                                                                          291                   271
Other assets                                                                                2,698                 2,698
                                                                                           ------                ------
        Total assets                                                                 $     39,682             $  40,004
                                                                                       ==========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                                                 $      4,524             $   4,443
   Accounts payable                                                                         3,420                 2,770
   Accrued interest payable                                                                    36                    37
   Accrued liabilities                                                                      4,963                 4,593
   Income taxes payable                                                                       162                   264
                                                                                            ------                ------
        Total current liabilities                                                          13,105                12,107
Long-term debt                                                                             51,069                52,058
Deferred income taxes                                                                       1,920                 1,982
Other non-current liabilities                                                               6,963                 7,049
                                                                                           ------                ------
        Total liabilities                                                                  73,057                73,196
                                                                                           ------                ------

Commitments and Contingencies (Note 7)

Stockholders' deficit:
   Common stock of $0.01 par value:
     Authorized: 1,000,000 shares
      Issued and outstanding: 99,911 shares                                                     1                     1
   Additional paid-in capital                                                               7,138                 7,138
   Accumulated deficit                                                                  (  39,659)             ( 39,476)
   Deferred pension cost                                                                (     855)             (    855)
                                                                                           ------                ------
        Total stockholders' deficit                                                     (  33,375)             ( 33,192)
                                                                                           ------                ------

        Total liabilities and stockholders' deficit                                     $  39,682             $  40,004
                                                                                        =========             =========


    The accompanying notes are an integral part of the financial statements.

600614.1

                    LANESBOROUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                                            For the three months ended
                                                                            March 31,                March 31,
                                                                               1996                     1997
                                                                           -----------              --------


Net sales                                                                      $ 13,794             $ 13,708

Cost of sales                                                                     9,608               10,456
                                                                                 ------                ------

       Gross profit                                                               4,186                3,252

Selling and administrative                                                        2,184                2,406

Research, development and engineering                                               218                  239

Amortization of intangible assets                                                    23                   23
                                                                                 ------                ------

       Operating profit                                                           1,761                  584

Interest expense                                                                    224                  238

Amortization of debt financing costs                                                 21                   21

Other income, net                                                              (     36)            (     92)
                                                                                 ------                ------

       Income from continuing
         operations before income taxes                                           1,552                  417

Provision for income taxes                                                          605                  234
                                                                                 ------                ------

        Net income                                                            $     947             $     183
                                                                               =========             =========



        Earnings per common share                                             $    9.48             $    1.83
                                                                               =========            =========


        Weighted average number of
          common shares outstanding                                              99,911                99,911
                                                                                ========             ========


    The accompanying notes are an integral part of the financial statements.

600614.1

                    LANESBOROUGH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                            For the three months ended
                                                                                            March                 March
                                                                                             1996                  1997
                                                                                          -----------           -------
Cash flows from operating activities:
   Net income                                                                             $      947              $     183
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
       Depreciation and amortization                                                             575                    577
        Deferred income taxes                                                                    429                    113
        Net increase in receivable and
          inventory reserves                                                                     107                    178
        Increase in accounts receivable                                                     (  1,368)              (    589)
        Increase in inventories                                                             (    758)              (    780)
        Net (increase) decrease in other assets                                            (      94)                   135
        Increase (decrease) in accounts payable                                                1,693               (    650)
        Net increase (decrease) in accrued liabilities
          and income taxes payable                                                               928               (    129)
        Net (decrease) increase in other non-current obligations                            (    912)                   107
                                                                                           ---------              ---------

            Net cash provided by (used in) operating activities                                1,547               (    855)
                                                                                           ---------              ---------

Cash flows from investing activities:
       Additions to property, plant and equipment                                           (    227)              (    193)
                                                                                           ---------               --------

            Net cash used in investing activities                                           (    227)              (    193)
                                                                                           ---------               --------

Cash flows from financing activities:
       Borrowings under subsidiary revolving credit facility                                      -                   3,600
       Repayments under subsidiary revolving credit facility                                      -                (  2,500)
       Repayments under subsidiary term loans                                               (    400)             (     249)
       Repayment of 12 3/8% Notes                                                                  -              (      81)
                                                                                         -----------             ----------

            Net cash (used in) provided by financing activities                             (    400)                   770
                                                                                           ---------              ---------

             Net increase (decrease) in cash and
              cash equivalents                                                                   920              (     278)

       Cash and cash equivalents at beginning of period                                        1,576                    278
                                                                                           ---------              ---------

       Cash and cash equivalents at end of period                                          $   2,496             $        -
                                                                                           =========             ==========


    The accompanying notes are an integral part of the financial statements.

600614.1

                    LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Lanesborough Corporation

       Lanesborough Corporation ("Lanesborough") is a holding company whose assets consist principally of the common stock of its wholly-owned subsidiary Buffalo Color Corporation ("BCC"). For financial statement purposes Lanesborough and its subsidiaries (collectively "the Company") operate in one business segment: the manufacture and sale of synthetic organic chemicals.


Note 2 - Basis of Presentation

       The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Such statements have been prepared assuming the Company will continue as a going concern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996 and the Audited Consolidated Financial Statements included therein and Form 8-K filed on April 17, 1997.

       In the opinion of management, the financial statements herein reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Earnings Per Common Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), earnings per common share for the three month periods ended March 31, 1996 and 1997 is calculated by dividing net income by the weighted average number of common shares outstanding during the respective periods. There was no effect of adopting SFAS 128 on earnings per common share calculated in prior periods.

Note 4 - Supplemental Schedule of Cash Flow Information

       Cash payments for interest and income taxes from continuing operations were as follows:

                                                     Three Months Ended
                                                            March 31,
                                                   1996                    1997
                                                ----------              -------
                                                     (dollars in thousands)

       Interest                              $     73                $      95
       Income Taxes                               119                       32

600614.1

                   LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Inventories

            The major components of inventories were as follows:

                                            December 31,              March 31,
                                                 1996                    1997
                                            --------------         ----------
                                                  (dollars in thousands)

       Raw materials                          $     816          $    708
       Work in process                              714               584
       Finished goods                             4,294             5,159
                                               ---------          --------
                                              $   5,824          $  6,451
                                               =========         ========


Note 6 - Debt

       Long-term debt includes $39.9 million principal amount of 10% Senior Notes due 2000 (the "Notes") that were issued in an exchange transaction completed on June 19, 1995 (the "Exchange Transaction"). The Notes are secured by a pledge of all the shares of common stock of BCC. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", ("SFAS No. 15"), at the date of the Exchange Transaction the carrying value of the Notes was adjusted upward to $56.9 million to include substantially all future interest payments on the Notes to the date of maturity. Capitalized interest when paid is reported as a reduction in the carrying value of the Notes as opposed to being expensed. See
Note 9 below.


Note 7 - Commitments and Contingencies

       The Company is currently a defendant in lawsuits that have arisen in the ordinary course of its business. Management does not believe that any such lawsuits or unasserted claims will have a material adverse effect on the Company's financial position or results of operations.

       BCC is also involved in various environmental investigation, remediation and monitoring activities at its manufacturing facility and has been named a potentially responsible party ("PRP") in various proceedings relating to other sites. The Company has accrued its share of the estimated RCRA facility investigation, ("RFI"), and corrective measure study, ("CMS"), expenses associated with its active plant site and the low end of the range of its estimated share of the estimated environmental remediation obligations. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flows and bank borrowings. However, it is possible that the Company could incur additional environmental remediation obligations beyond the amount accrued, and such costs could be material to the Company's financial position, results of operations and cash flows.

600614.1

                    LANESBOROUGH CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Income Taxes

       As of December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of $32.2 million expiring in the years 2009 through 2010. The completion of the Exchange Transaction discussed in the consolidated financial statements for the year ended December 31, 1996 has substantially limited the Company's net operating loss carryforwards available to offset taxes on future operating income.


Note 9 - Subsequent Events

       As discussed in the Company's 1996 Form 10-K, the Company is experiencing cash flow difficulties. As a result, the scheduled April 15, 1997 interest payment on the Notes was not made. The Company currently anticipates that available cash will not be sufficient to enable it to make the interest payment during the 30-day grace period described in the Indenture governing the Notes. If interest is not paid during the 30-day grace period, an Event of Default (as defined) would exist and the Notes would be subject to acceleration pursuant to the Indenture.

       The Company has withdrawn its offer to exchange all of the outstanding shares of common stock issued by BCC for the Notes (the "Exchange Offer") and has engaged in discussions with a group of holders of the Notes (the "Holder Group") concerning alternatives for the restructuring of the Notes. However, it is unknown whether any agreement will be reached prior to the expiration of the 30-day grace period.

600614.1

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


       The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included elsewhere in this report, the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission (file no. 33-95452) (the "1996 Form 10-K") and its Report on Form 8-K filed on April 17, 1997.

       This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in cautionary statements contained in this Form 10-Q, including, without limitation, the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's 1996 Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the 1996 Form 10-K.


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

       The Company's results of operations are highly dependent upon the sale by BCC of a limited group of chemical products, particularly synthetic indigo dye to U.S. denim manufacturers. Sales of synthetic indigo dye, which accounted for 77.6% of the Company's total net sales for the three month period ended March 31, 1997, are subject to cyclical fluctuations in demand from denim mills. In addition, the Company's results are affected by competition from foreign producers of indigo dye in both the U.S. and international markets.




600614.1

600614.1

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Product Classes

       The Company, through its subsidiary, BCC, operates in a single business segment: the manufacture and sale of synthetic organic chemicals. The following table sets forth for the periods ended March 31, 1996 and 1997 the percentage of net sales attributable to each of the Company's principal classes of similar products:

                                           Three Months Ended
             Product Classes                      March 31,
                                          1996                    1997
                                         ------                  -----

             Indigo Dye                  74.8%                   77.6%
             Alkylanilines               13.3                    11.0
             Anhydrides                  11.9                    11.4


Results of Operations for the Three Months Ended March 31, 1996 and 1997

       Net Sales. Net sales decreased slightly from $13.8 million in the first quarter of 1996 to $13.7 million in the first quarter of 1997 (a decrease of 0.1%). During the first quarter of 1997, export indigo sales volumes increased significantly compared to those realized during the first quarter of 1996, offsetting an 18.7% decline in domestic indigo, a 22.8% decline in alkylanilines and a 3.0% decline in anhydrides.

       Gross Profit. Gross profit as a percentage of net sales declined from 30.4% in the first quarter of 1996 to 23.7% in the first quarter of 1997. The decline for the three month period is due to an increase in the Company's export indigo sales which typically yield lower margins and higher fuel and raw material costs.

       Selling and Administrative Expenses. Selling and administrative expenses increased 10.2% from $2.2 million for the three months ended March 31, 1996 to $2.4 million for the same period in 1997. The increase is primarily attributable to the costs associated with the Company's Board of Directors engaging the consulting firm of Jay Alix and Associates.

       Research, Development and Engineering, and Amortization of Intangible Assets. These expenses were virtually unchanged for the three month periods ended March 31, 1996 and 1997.

       Interest Expense. Interest expense for the three months ended March 31, 1996 and 1997 was $0.2 million. Substantially all cash interest payable on the Notes in future periods has been capitalized as a component of the carrying value of the Notes. Capitalized interest when paid is being recorded as a reduction in the carrying amount of the Notes as opposed to being expensed.

600614.1

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended March 31, 1996 and
 1997  (cont'd)

       Amortization of Debt Financing Costs. Amortization of debt financing costs were virtually unchanged for the three month periods ended March 31, 1996 and 1997.

       Other Income, Net. The increase in other income, net is a direct result of the monthly management fees no longer being accrued by the Company pursuant to the Exchange Transaction. The management fee was last paid on October 24, 1995 and discontinued as of December 31, 1996.

       Provision for Income Taxes. The provision for income taxes of $0.6 million and $0.2 million for the three months ended March 31, 1996 and March 31, 1997, respectively, consists primarily of federal and state taxes on BCC's income which is not sheltered by Lanesborough's net operating losses.

       Net Income. Net income decreased from $0.9 million in the first quarter of 1996 to $0.2 million in the first quarter of 1997 (a decrease of 80.7%). As discussed above, this decline is primarily attributable to lower gross profit margins and increased selling, general and administrative costs.


Liquidity and Capital Resources


       Recently, the Company's liquidity has been adversely impacted by cyclically depressed conditions in the U.S. denim industry. While the Company has been able to redirect indigo production originally anticipated for the U.S. market into various export markets, such sales are at lower selling prices and are on longer payment terms which factors adversely impact liquidity. Industry sources anticipate that the excessive U.S. denim inventory situation that resulted in reduced indigo consumption may not be resolved until at least the second half of 1997.

       The Company is required to incur substantial capital expenditures to maintain its plant and equipment and to comply with requirements under numerous federal, state and local environmental, health and safety laws and regulations. During 1996, the Company spent $2.1 million on capital expenditures, which included $0.6 million for pollution control, and budgeted $1.9 million in 1997. Such budgeted expenditures for 1997 include $0.8 million for pollution control, which reflects the remaining costs of installing additional air emission control equipment at the BCC facility to comply with the Clean Air Act. The Company currently expects that foreseeable capital expenditures will be funded out of internally generated funds. However, environmental regulations are becoming increasingly stringent in recent years, and there can be no assurance that the Company's capital expenditures will not exceed current estimates.

600614.1

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (cont'd)

       The Company is engaged in various environmental investigation, remediation and monitoring activities at its manufacturing facility and has been named a PRP in various proceedings relating to other sites. At December 31, 1996 the Company accrued approximately $1.8 million representing its share of the estimated RFI and CMS expenses associated with its active plant site and the low end of the range of its estimated share of the estimated environmental remediation obligations. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flows and bank borrowings. However, it is possible that the Company could incur additional environmental remediation obligations beyond the amount accrued, and such costs could be material to the Company's financial position, results of operations and cash flows.

       In December 1996, the Company's Board of Directors engaged the consulting firm of Jay Alix & Associates. Jay Alix & Associates advised the board that, in its opinion, the Company's available cash balances and projected cash flows would not be sufficient to enable it to meet its scheduled interest payments in 1997, and it was unlikely that it would be able to do so in the foreseeable future. The Company did not make the scheduled April 15, 1997 interest payment on the Notes. The Company currently anticipates that available cash will not be sufficient to enable it to make the interest payment during the 30-day grace period described in the Indenture governing the Notes. If the interest is not paid during the 30-day grace period, an Event of Default (as defined) would exist, the Notes would be subject to acceleration pursuant to the Indenture and would be reclassified as short-term debt.

       As discussed in Note 9 of the unaudited consolidated financial statements for the quarter ended March 31, 1997, the Company has withdrawn the Exchange Offer and has engaged in discussions with the Holder Group concerning alternatives for the restructuring of the Notes. While the Holder Group has expressed its desire to restructure the Notes so as to maximize the value and enhance the financial prospects of the Company and BCC, it is unknown whether any agreement will be reached prior to the expiration of the 30-day grace period.
                                                      12

600614.1

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

               The Company has been named as a PRP, and in certain instances is being sued, with respect to various sites in the western New York State area where it is alleged that the Company arranged for the disposal of hazardous materials. The Company intends to defend these claims vigorously, and has tendered the defense of these claims to its insurance carriers who have asserted that the policies do not provide coverage for claims based on contamination. In addition, in October 1996, the Company filed an action against its primary general liability insurance carrier seeking its defense costs and indemnity with regard to several third party site claims. Because of the uncertainty as to various aspects of environmental matters, including the degree of contamination or environmental damage, the selection of an appropriate remedial technology, and the allocation of cost and responsibilities among various PRPs, the Company has accrued its best estimate of its share of the estimated environmental remediation obligations with respect to these sites. The Company believes that any amounts that it may be required to pay with regard to these matters will be expended over several years and funded from operating cash flows and bank borrowings. However, it is possible that the Company could incur additional environmental obligations or liabilities beyond the amount accrued, and such costs could be material to the Company's financial position, results of operations and cash flows. For further information concerning legal proceedings affecting the Company see "Legal Proceedings" and "Governmental Regulations" in the 1996 Form 10-K.

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

Item 2.        Changes in Securities

               Not applicable.

Item 3.        Defaults upon Senior Securities
               Not applicable.
                                                   13

600614.1

Item 4.        Submission of Matters to a Vote of Security
               Holders

               Not applicable.


Item 5.        Other Information

               Not applicable.


Item 6(a).     Exhibits

               Exhibit
               Number          Description

                11.1             Computation of Earnings per Common Share

                27.1             Financial Data Schedule


Item 6(b).     Reports on Form 8-K

               On April 17, 1997, the Company filed a form 8-K to report,  under
               Item 5, the Company's failure to make the scheduled April 15, 1997 interest payment due on its outstanding Notes, the resignation of the Company's sole director and the withdrawal of the Company's proposed offer to exchange all of the outstanding shares of common stock of BCC for the Notes. There were no financial statements filed with the Form 8-K.

600614.1

                                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 LANESBOROUGH CORPORATION







Date:   May 09, 1997                               /s/ William O. Fields, Jr.
        ------------                            -----------------------------
                                                William O. Fields, Jr.
                                                Secretary and Treasurer

600614.1

                            LANESBOROUGH CORPORATION
                         FORM 10-Q for the Quarter Ended
                                 March 31, 1997

                                  EXHIBIT INDEX




  EXHIBIT
  NUMBER                                    DESCRIPTION

   11.1 Computation of Earnings per Common Share

   27.1 Financial Data Schedule







600614.1

                                                                    EXHIBIT 11.1
                            LANESBOROUGH CORPORATION
                    COMPUTATION OF EARNINGS PER COMMON SHARE
             (dollars in thousands, except share and per share data)
                                   (unaudited)



                                                    Three Months Ended
                                                           March 31,
                                                      1996              1997
                                                   ----------        -------

Net income                                       $     947     $      183
                                                 =========     ==========



Weighted average number of common shares
 outstanding                                        99,911         99,911



Earnings per common share                        $    9.48     $     1.83
                                                 =========     ==========




600614.1